Form 10KSB
period 2002-03-31
TECHNOLOGY ACQUISITION CORP
filed 2002-07-17
CIK 1121225

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from -------- to -----------

                            Commission File Number:

                       TECHNOLOGY ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                     87-2099034
              --------                                     ---------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                                 509 N. Winnetka
                                    Suite 207
                               Dallas, Texas 75211
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (214) 948-2990

     Securities  registered  under  Section  12(g) of the Exchange  Act:
                         Common Stock, par value $0.01

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

    (2) has been subject to such filing requirements for the past 90 days.

    [] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. -0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 16, 2002 there were 5,771,115 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

N/A.

    Transitional Small Business Disclosure Format (Check one):

    Yes [ ]; No [X] .

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 2

ITEM 2. Description of Property............................................... 9

ITEM 3. Legal Proceedings.....................................................10

ITEM 4. Submission of Matters to a Vote of Security Holders...................10

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters..............10

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................13

ITEM 7. Financial Statements..................................................16

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters......................................16

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
     Act......................................................................17

ITEM 10. Executive Compensation.............................................. 19

ITEM 11. Security Ownership of Certain Beneficial Owners and
Management....................................................................21

ITEM 12. Certain Relationships and Related Transactions...................... 22

ITEM 13. Exhibits and Reports on Form 8-K.................................... 22


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended March 31, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

     Item 1. Description of Business.

     a. Business Development. Technology Acquisition Corporation ("TAC" or the "Company") has been a development stage company since its inception. The Company was originally incorporated in the state of Utah on June 21, 1972 under the name Loadmatic Corporation as an investment management company. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996 at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of the oil and gas operations, the Company had ceased its investment management business. In January, 1996, the Company acquired Win Tex Corporation from Win Tex's founder and majority owner, Wilhelm Liesner, the current CEO, President and majority shareholder of the Company, in exchange for which it issued to Mr. Liesner a total of 2,400,000 shares of the Company's Common Stock. WinTex owned patents, intellectual and marketing rights to the Redloc(R) Waste Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. The valuation of the shares relating to the issuance of the 2.4 million shares was negotiated by Mr. Liesner and the Company and was based upon a negotiated agreed price. The transaction was recorded at the book value of Wintex Corp. in the amount of $2,520,009.

         In April of 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc. In June of 1996, Roatan was incorporated as a Nevada entity and in July a migratory merger from Utah to Nevada was completed.

      Roatan Medical Technologies, Inc. engaged in business as a development stage company with the intent of producing and marketing medical devices and procedures. Roatan's primary focus was the production and marketing of its self-contained infectious waste disposal system known as the Redloc(R) II Disposal System. The Company had contracted with United Systems, Inc. to manufacture the waste disposal system products. In January, 1999, due to a lack of funding, the Company sold its patent rights as well as all of the Company's other assets pursuant to an Asset Exchange Agreement ("Agreement") to Healthbridge, Inc., which thereafter became a publicly traded company in consideration for which the Company received 330,000 shares of Healthbridge common stock acquired at a market value of $1,650,000. In addition to the

Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United Systems, Inc. ("United"). At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. Because, however, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the Agreement, Mr. Liesner was elected as a director of Healthbridge, which position he continues to hold. Following the sale, the Company ceased engaging in any business activity. In July, 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation. In November, 2001, TAC entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, a German company headquartered in Allershausen and Munich, which began marketing the System in the European Economic Community in July, 2001. In October, 2001, Oxywell GmbH entered into an agreement with Mr. Liesner ( the "Oxywell Agreement") pursuant to which it granted Mr. Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. The license agreement between Mr. Liesner and the Company is virtually co-extensive with the Oxywell Agreement. (See paragraph 7. "Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts" below).


     Our principal offices are located at 509 N. Winnetka, Suite 207, Dallas, Texas 75211

     b. Business of Issuer.

1. Principal products or services and their markets;

         TAC is a development stage company which intends to engage in the business of the marketing and sale of the Oxywell water oxygenating system, initially in the United States market, commencing in 2002. In November, 2001, the Company acquired the exclusive right to market and sell the Oxywell water-oxygenating system (the "Oxywell System" or the "System") in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. To date, management has devoted the majority of its efforts to (i) developing its marketing strategy and plans, (ii) pursuing and assembling a management team to attain its business goals, and (iii) obtaining sufficient working capital from loans and from equity obtained through private placement offerings. The Systems have not yet been offered for sale in the U.S.

         At present, Oxywell GmbH has filed three separate patent applications for the Oxywell System; an application for the "Procedure for enriching fluids with gas", "Procedure for preventing germination and bacterial multiplication" and "Withdrawal facility for oxygenic gas" in Germany. A patent application or applications in the United States are currently under consideration by Oxywell GmbH, but no definitive decision has been made to do so. There is no guaranty that Oxywell will in fact prosecute patent applications in the United States or elsewhere in North America. In addition Oxywell GmbH has filed for trademark and trade name protection in targeted markets throughout the world, including, the United States and Canada in North America; Germany, Austria and the EU in Europe; and India, China, South Korea, Taiwan and Hong Kong in Asia. Oxywell's application for the "Procedure for enriching fluids with gas" covers the entire Oxywell System and its process for infusing water with oxygen.

         In August 1999, Oxywell GmbH introduced their System for making freshly oxygenated water to the German market. It soon became apparent that product flaws were causing consumer disappointment and the company pulled back in order to re-design. The current "market-ready" product was re-introduced in July 2001. It is now available in Germany, Austria, Switzerland, France, Spain, Poland, Lithuania and Czechia. By December 2001, Systems were selling at the rate of 2,200 per month = 26,000 units annualized. In addition, in the autumn of 2001, Taiwan/Hong Kong ordered 3,000 Systems and South Korea ordered 2,100 Systems.

         The Oxywell water oxygenating System is a simple three-part system consisting of a decanter, a sophisticated oxygenating/dispensing head and a single-use, disposable and recyclable O2 cartridge.

         The heart of the System is the oxygenating/dispensing head. It is a complex, high-precision device crafted from high-quality stainless steel, titanium and other highly durable materials designed to provide a product life of 10 years. Vintage classic heads are currently available in 5 colors.

         The key to the System is a single-use, disposable and recyclable cartridge of pressurized oxygen developed in-house by Oxywell GmbH.


         To use, the decanter is filled with drinking water from any source. The head is screwed on tightly to form an airtight seal. The oxygen cartridge is slipped into the cartridge key which is then screwed onto the valve on the head to a depth that automatically opens the seal on the cartridge. The pressurized oxygen flows from the cartridge through the head into the water, infusing it with 70 mg of pure oxygen per liter. The consumer then spritzes out a glass full of freshly made oxygenated water.

         Since the early nineties, a number of companies in Europe and North America have introduced bottled brands of oxygenated water in an effort to capitalize on the reports of its beneficial effects. As yet, hard data on bottled oxygenated waters' sales volume is not available.

         Anyone who drinks water is a potential user of the Oxywell System. But, realistically, people who already think of their water as a special-purpose product, rather than a simple public commodity, will probably be more inclined to buy the System's proposition at first. While bottled water users are not the only potential for the System, the market resulting from their behavior gives direction to our efforts.

         Bottled waters of any sort are used by 35% of the U.S. population 18 years of age and older. That is approximately 70 million people. Bottled water as a category comprises 12.2% of the entire beverage market's gallonage, behind only soft drinks (49%), beer (19.4%) and fruit beverages (13.2%). The category is now more than $5 billion at retail annually and grew an average 10% per annum over the decade of the `90's. (Source: International Bottled Water Association,
2001). For all that, U.S. per capita spending on bottled water lags the European rate by a considerable margin, suggesting that the likelihood of continued serious growth is great.

         According to I.B.W.A. the bottled water category is heavily skewed toward young adults - particularly young women whose index of usage is 127 compared to the all-adult index of 100 - and usage is geographically skewed to the Pacific, Southwest and Northeast regions which collectively comprise 75% of the total gallonage of bottled waters compared to 50% of the population. The company anticipates that initial acceptance for the Oxywell System will demonstrate a similar demographic and geographic pattern, but has no objective assurance that this will be the case.


2. Distribution methods of the products or services;

         The basic business concept is to realize profitable revenues from the ongoing sales of single-use O2 cartridges by aggressively stimulating the purchase of the System.

         The Company has made the strategic decision to initially market the Systems and cartridges directly to the consumer.

         The Company intends to initiate distribution through selected health, fitness and sports retailers and clubs, and, in retail merchandisers catering to the carriage trade, when sufficient consumer acceptance has been satisfactorily demonstrated to the Company.

         The company is currently planning to introduce the product in five stages. The first stage will be a "test market" in a single metropolitan location in Southern California to confirm consumer acceptance of the product. The Company anticipates this first stage will last three to six months and cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure that the distribution logistics and ordering systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage - the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce the product to the stage one test market in the last quarter of calendar 2002.

         Consumers will be made aware of the product and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the company's communications' program will ultimately depend upon budget availability. The company's basic starter website will educate consumers as well as serve as one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest increases, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows, and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local newspapers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of introduction progress. Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered.


         Distribution will occur in selected health, fitness and sports clubs, and, in retail merchandisers catering to the carriage trade, when these establishments approach the Company because their customers have been asking for the Oxywell System.

3. Status of any publicly announced new product or service.

         The Company is in the final stages of completing its marketing and financing plans. The Company's present objective is to introduce the product to the initial test marketing in southern California in September 2002.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

         North American marketers of bottled oxygenated waters include Life O2, Aqua Clara, Oxy Water, hiOsilver, Athletic Super Water, Oxy Up, Oxygen 8 and Oxyganic. Clearly Canadian introduced "Super-Oxygenated Water" in 3 flavors in 1999. The major difference between the Oxywell System and bottled oxygen waters is that the latter are prepared in bulk in commercial bottling plants while the Oxywell System allows consumers to make fresh oxygen water as they want it, in their home or office, one liter at a time.

         As yet, there are no hard statistics on the size of the bottled oxygenated waters' segment of the bottled water market. It is too new and, relatively, small for publicly available studies to break out separately. However, an indicator of the appeal of the category is that there were three brands in 1999 and ten in 2001.

         Generally speaking, bottled oxygenated waters are available for $1.19 to $1.39 per 1 Liter bottle in grocery, variety, health food and other retail stores, as well as by direct-to-consumer channels. The Oxywell System is projected to retail for $159.95 for the 1 Liter size and $199.95 for the 2 Liter size and will, initially, put its marketing emphasis on direct-to-consumer channels. The pressurized oxygen cartridges, whose ongoing sale is key to keeping the Systems working, are projected to retail for 65 cents each, or, per Liter. When one amortizes the cost of the Systems over 5 years, daily usage costs the consumer 77 cents per Liter with the 1 Liter System, and 66 cents per Liter with the 2 Liter System.

         Based upon its analysis of the existing market and available products the Company believes the Oxywell System will be the first portable system for infusing drinking water with efficacious oxygen. It provides the consumer with an alternative to purchasing the bottled oxygen waters presently being sold in retail stores. The Company will be marketing not only a new brand, but also a new concept and category. Accordingly, the communication approach will reinforce the continued building of the idea that drinking water infused with extra oxygen is a smart thing to do, and, communicate that the Oxywell System is the best way to do that smart thing fresh daily in one's own home or office.

5. Sources and Availability of Raw Materials and the Names of Principal
Suppliers.

         The Company will be marketing and selling the Oxywell System through the exclusive license agreement which it has and will be dependant exclusively on Oxywell GmbH, the manufacturer of the System, for supply of the product, which is contractually obligated to manufacture and deliver the System to the Company.

6. Dependence on one or a few major customers.

         Currently, the Company has not begun marketing the Oxywell System and therefore has no customer base at present.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

         In November, 2001, the Company entered into a licensing agreement with its principal shareholder pursuant to which it was granted an exclusive right to market and sell the Oxywell System in North America (the "territory"). Under the terms of the agreement, the Company has sole authority over the method and manner of the sale and marketing of the product. Both the exclusivity and the geographic scope of the license are subject to the Company maintaining a minimum purchase commitment of 1,000 units for the period December 1, 2002 through February 28, 2003, 5,000 units monthly for the period from March 1 through November 30, 2003 and an increase of thirty per cent annually for each succeeding year of the remaining term of the agreement. In the event that the Company does not actually purchase the minimum number of units of the product, the principal shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum number of units which the Company is required to purchase would be decreased proportionately. Under the terms of its agreement with the principal shareholder, Oxywell, which has no fiduciary duty to or affiliation with the Company, has the identical right to change the licensing agreement with the shareholder to a non-exclusive license or reduce the geographic scope of the territory in the event that the Company does not meet its minimum monthly purchase commitment, which could materially affect the Company's right to sell the Oxywell product in the United States. The term of the licensing agreement between the principal shareholder and the Company is for an initial period of sixty-one months with an option to renew by the Company for two consecutive two-year periods. Thereafter the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year. Under the terms of the agreement, the Company is to pay the principal shareholder as licensor, a royalty fee equal to two per cent of the Company's gross sales of the Oxywell product. The foregoing material terms of the agreement are identical to the terms of the licensing agreement between the principal and Oxywell GmbH (the "Oxywell Agreement"), with the exception that under the Oxywell Agreement, Oxywell is not entitled to any royalty on the sale of the product. The Company does not hold any patents or trademark or trade name proprietary rights relating to the Oxywell Product, but relies on the patent and trademark/trade name rights held by Oxywell GmbH which has applied for trademark protection in the United States.

8. Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

         The Oxywell System is not subject to any governmental pre-approvals. As a public company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws.

9. Effect of existing or probable governmental regulations on the business;

         Because of the nature of the product, it is not anticipated that the Company or the Oxywell System will be subject to any governmental regulations in its sale of the product or otherwise.

         With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect on our company.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

         As a licensee of the Oxywell System product, the Company will not be engaging in any research and development activities, but will be relying on its manufacturer, Oxywell GmbH, for improvements and innovations in the Oxywell System.

11. Costs and effects of compliance with environmental laws (federal, state and local).

         The Company does not anticipate that it or the Oxywell product will be subject to environmental laws or regulations.

12. Number of total employees and number of full time employees.

         At present there are no employees of the Company other than its president. Since the Company will be focusing on direct sales to consumers, the Company does not intend to hire employees, other than office personnel, but rather will be utilizing independent contractors to perform the various marketing and sales functions involved in the sale of the Oxywell System directly to the consumer, which includes primarily call center personnel to process the purchase of the product and credit card processors. Continued marketing analysis and development will continued to be done by a consultant of the Company.

     (c) Reports to security holders.

     As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our company with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at (http://www.sec.gov).

     Item 2. Description of Property.

         The Company's executive offices are currently located at 509 N. Winnetka, Suite 207, Dallas, Texas 75211 under a month-to-month sub-lease with Wilhelm Liesner, the Company's principal shareholder and executive officer. The Company pays rent of $250.00 per month for the leased space. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     Item 3. Legal Proceedings.

         The are no legal proceedings pending or, to our knowledge, threatened against us.

     Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

         There is presently no trading market for the Company's common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Upon the effective date of this Registration Statement, the Company intends to cause to be filed a Form 15C-211 with the National Association of Securities Dealers ("NASD") to permit the Company's common stock to be quoted on the NASDQ Bulletin Board. Subject to approval of the NASD, the Company's shares of common stock will trade on the Bulletin Board under the symbol TACC, if available. There are no outstanding warrants to purchase or securities convertible into the Company's common stock. The Company has issued a total of 200,000 options to an outside consultant, convertible into an equal number of shares of the Company's common stock at an exercise price of $1.00 a share for 100,000 shares and $2.00 a shares for the remaining 100,000 shares all of which expire on November 6, 2006, or sooner if the optionee's consulting relationship with the Company ceases prior to that date. The granting of the options to the consultant represents consideration in lieu of a salary or other monetary compensation for the work to be performed by the consultant on behalf of the Company, primarily in establishing a commercial distribution network for promotion of the product in major resort areas. Under the terms of the contractual grant, the consultant may exercise his options at any time. The grant price was negotiated between the Company and the consultant which was substantially greater than the per share value of the stock at the date of grant and was arrived at for the primary purpose of providing incentive to the consultant to develop the market so that the options would have value in the future. With the exception of the grant of options to the consultant, the Company has granted no other options nor established a stock option plan for its employees, directors or consultants. The Securities and Exchange Commission has adopted a Rule which established the definition of a "penny stock," for purposes relevant to our company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Effective January 4, 1999, the National Association of Securities Dealers, Inc. (the "NASD") requires that companies listed for trading on the Bulletin Board must file a Form 10-SB that must become effective by operation of law and have no outstanding comments before trading may commence.

     (b) Holders.

         According to our transfer agent, there are 236 shareholders of record of the Company's common stock.

     (c) Dividends. We have not paid any dividends since ours inception and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of our company, among other factors, and will be at the sole discretion of our board of directors.

     (d) Recent sales of securities.

         In November, 2001, the Company issued to outside counsel 40,000 shares of its common stock, at a price of $0.10 per share, aggregating $4,000.00 as payment for legal services. The price per share was negotiated and agreed upon by the parties. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act") as amended, for the issuance of the shares of common stock. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November 2001, the Company issued 250,000 shares of the Company's Common Stock at $.10 a share to the Company's President, Wilhelm Liesner in consideration for the Company's receipt of past services rendered to the Company, including management and consulting services. All of the shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November 2001, the Company issued 1,000,000 shares of the Company's Common Stock to the Company's President, Wilhelm Liesner, in consideration for Mr. Liesner's granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. The transaction was valued at $0 because there was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. All of the shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November, 2001, the Company issued 200,000 shares of the Company's Common Stock at $.10 a share to C.W. Conn in consideration for past marketing and consulting services rendered to the Company. All of the shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November, 2001, the Company issued 50,000 shares of the Company's Common Stock at $.10 a share to Tanja Leonard in consideration for past accounting and bookkeeping services rendered to the Company. All of the shares were issued pursuant to Section 4(2)of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November, 2001, the Company had issued 200,000 shares of the Company's Common Stock at $.10 a share to an outside consultant to the Company in consideration for past consulting services rendered to the Company. Subsequent to December 31, 2001, the Company negotiated with the consultant for a reduction of the total number of shares to a total of 75,000 shares. The remaining 125,000 shares were subsequently cancelled. Issuance of the shares to the outside consultant was in payment for advice and assistance provided to the Company since 2000. All of the shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In November, 2001, the Company issued 50,000 shares of the Company's Common Stock at $.10 a share to Walter Brinkmann in consideration for director's fees. All of the shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In issuing the above shares, the Company relied on the fact that it was neither a reporting company, nor an investment company; that it has a specific business plan and purpose; the total value of the sales did not exceed $1,000,000.00; each of the sales was in a private transaction; there was no general solicitation or general advertising involved in the sale of the shares and the shares which were issued were restricted shares.

         All the persons who were issued shares of the Company's common stock have been made aware by the Company in writing that the shares are restricted under the Act and that the shares must be held indefinitely until the shares are registered or an exemption from registration is available.



     Item 6. Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business included in this section and elsewhere in this Registration Statement.

                               Plan of Operation.

         To date, we have not received any revenues and have incurred ongoing operating losses since inception due to costs related to business development, legal and accounting fees, consulting fees and other costs associated with establishing a business. We have no internal sources of liquidity and we do not currently generate any internal cash flow to fund working capital needs. These factors raise substantial doubt about our ability to continue as a going concern. We are currently conducting limited operations and our operating expenses have been minimized until we are able to raise external funds or generate internal cash flows. The Company's current cash needs are funded by its President and majority shareholder, Wilhelm Liesner.

         The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance our consumer research and market investigations have led us to expect. We anticipate this first stage will last three to six months and will cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure all our Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage - the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the fourth quarter of calendar 2002.

         Financing of the first stage is anticipated to come from shareholder loans and investors' funds. Financing of the second stage is anticipated to come from a blend of investors' funds and profits from sales. Financing of stages three, four and five is anticipated to come from profits from sales. Specific timing of each succeeding stage is thus totally dependent upon the rate of sales success. The company currently anticipates complete national availability will be achieved within two years from the start of marketing.

         Consumers will be made aware of the product's benefits and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the company's communications' program will ultimately depend upon budget availability. The company's basic starter website will educate consumers as well as serve as an one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest develops, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local newspapers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of introduction progress. Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered.

         We do not expect any significant purchases or sales of plant and significant equipment. We do not expect significant changes in the number of our employees or in our business operations; provided, however, that if we are unable to successfully market the Oxywell System we may be required to change our business or cease operations altogether.

                        Liquidity and Capital Resources.

         The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better-capitalized and more established competitors who offer alternative or perhaps similar products to those of the Company. Management believes that the Company can satisfy its cash requirements over the next twelve months by advances from its President and majority shareholder and/or through debt or equity offerings and private placements.

         We anticipate we will begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. We do not presently generate profits and we expend approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. We anticipate our monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. We expect our cash requirements over the next twelve months ending March 31, 2003 to be approximately $675,680 as follows:

Product commitment costs.......................      $ 524,000         77%
Other product costs...........................      $   37,680          6%
General operating expenses ......................   $   49,000          7%
Marketing and advertising.......................    $   65,000         10%
                                                     ----------------------
Total............................................... $ 675,680        100%

         Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

         The majority of the Company's cash requirements results from the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50. The Company's ability to meet these cash requirements is dependent upon the Company's ability to successfully obtain external financing, to market and develop national marketing channels, and to generate revenues. The Company operates in an intensely competitive industry and many of its competitors have much greater resources. If the Company is unsuccessful in developing and maintaining a market for the Oxywell product and does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwithstanding these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

         Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations.

         The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.


Contractual Obligations

         The exclusive license to market and sell the Oxywell System in North America is subject to the Company maintaining minimum purchases of the product of 1,000 units monthly for the period from December 2002 through February 2003; 5,000 units monthly through August 2003, and an increase of thirty per cent annually on each September 1 for each succeeding year of the remaining term of the agreement. Future minimum purchase commitments over the next five years for the twelve months ended March 31 are as follows: (2003: $524,000; 2004:
$4,617,750; 2005: $6,003,075; and 2006: $7,803,998; 2007: $7,339,078). In the
event that the Company does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwithstanding these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement

     Item 7. Financial Statements.

         The financial statements of our company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     (a) Directors and Executive Officers.

         The table below reflects certain information about each of our officers and directors.

  Name                       Age          Position

  Wilhelm H. Liesner         68           Chairman, Chief Executive Officer and
                                          President

  Charles W. Conn            64           Director

  Mr. Walter Brinkman        59           Director


         Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board. The Directors and Executive Officers of the Company are as follows:

         Wilhelm Liesner, age 68. CEO, President and Director. Mr. Liesner has held the offices of CEO, President and has been a Director of the Company since 1996. Mr. Liesner has been an investor, operator, financier and manager of trading, manufacturing and real estate ventures in Europe and the United States for 25 years. He founded his own investment company in 1982 and continues to serve as its president. He is the General Partner of numerous private partnerships and has been, since 1998, on the Board of Directors of Healthbridge Inc. a NASDAQ-listed company.

         Charles W. Conn, Age 64. Director. Mr. Conn began his career at Young & Rubicam Advertising in Toronto, Canada. After a brief tenure as Senior Brand Manager at Libby's, Mr. Conn joined Young & Rubicam in New York where he spent three years working on major accounts. Mr. Conn subsequently assumed the position of Vice President, Group Account Manager at J. Walter Thompson, Canada and was subsequently promoted to Vice President General Manager of the company. In 1983 Mr. Conn became Director of Marketing for Bright's Wines, Canada's largest winery. Mr. Conn has been a Director of the Company since November, 2001.

         Mr. Walter Brinkmann, Age 59. Director. Mr. Brinkmann started working at Colgate-Palmolive in Brussels where he eventually became New Products Manager, Benelux after earning his degree from the Technical University of Berlin and his MBA from INSEAD at Fontainebleau. Thereafter, Mr. Brinkmann was employed by McKinsey & Co., Dusseldorf, where he specialized in developing new consumer brand strategies for major European companies and U.S. subsidiaries operating in Europe. In 1984, Mr. Brinkmann joined Bayer AG as Director of Marketing, Consumer Products Division, and became General Manager of Bayer's German operations in 1987. From 1990 onward, he created and managed the European Affairs Office for the Coca-Cola Company and a European governmental affairs network within the EU and candidate countries. Since late 2000, Mr. Brinkmann has operated from the United Kingdom as an independent consultant in his fields of expertise. Mr. Brinkmann has been a Director of the Company since December, 2001.

     Our board of directors is comprised of only one class of directors. Directors of our company serve for a term of one year or until their successors are duly elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board.
the president and a director of HITK Corporation.

     (b) Significant Employees.

        There are presently no other employees of the Company other than its executive officer, Wilhelm Liesner.


     (c) Family relationships. Ms. Tanya Leonard, who is the Secretary/ Treasurer of the Company is the daughter of the President, Wilhelm Liesner.

     (d) Involvement in certain legal proceedings. During the past five years, none of the directors or officers of the Company (i) has had any bankruptcy petitions filed by or against them, (ii) has been convicted in a criminal proceeding or been subject to a pending criminal proceeding, (iii) has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; nor (iv) has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

    (e) Compliance with Section 16(a) of the Exchange Act.

         To our company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended March 31, 2002.


    Item 10. Executive Compensation.

         In November, 2001, the Company entered into a License Agreement with Wilhelm Liesner, its principal shareholder, who is also an officer and director of the Company pursuant to which Mr. Liesner granted to the Company an exclusive license to market and sell the Oxywell System in the United States, Puerto Rico and Canada (the "License Agreement"). Mr. Liesner holds the foregoing marketing rights through an agreement entered into between Mr. Liesner and Oxywell GmbH, a German company which holds the patent and other proprietary rights to the Oxywell System and trade names and trademarks associated with the System. Pursuant to the License Agreement, Mr. Liesner is to receive a royalty of two per cent (2%) of the gross revenues from sale of the Oxywell products. Additionally Mr. Liesner was issued 1,000,000 shares of the Company's common stock in consideration for the granting by him of the exclusive license to the Company, which were issued to him in November, 2001. Also in November, 2001, the

Company issued to Mr. Liesner a total of 250,000 shares of its common stock in consideration for past services rendered as an officer of the Company. On January 2, 2002, the Board of Directors agreed to transfer 330,000 shares of common stock held in Healthbridge, Inc. to its president and majority stockholder for past services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The shares were valued at the closing bid price on January 2, 2002 of $0.23 per share totaling a value of $75,900.00. With the exception of the foregoing, Mr. Liesner has received no monetary or other compensation from the Company in the Company's last three fiscal years.

         No retirement, pension, profit sharing, stock option plans or other compensatory programs have been adopted by the Company for its officers or directors.

         Directors serve without fees or any other compensation for their services.

         The following table sets forth the compensation paid during the fiscal year ended March 31, 2002, to our company's chief executive officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2002 and no bonuses were awarded during fiscal 2002.


                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation

                        Annual Compensation Awards Payouts


                              Restricted Securities

Name and                                   Other Annual     Stock       Underlying       LTIP          All Other
Principal        Year    Salary    Bonus   Compensation    Award(s)    Options/SARs    Payouts       Compensation
Position         2002     ($)       ($)        ($)           ($)           (#)           ($)              ($)
--------         ----    ------    -----   ------------  ----------   -------------     -------      -------------
Wilhelm
Liesner          -0-      -0-      -0-         -0-        $25,000.00*
President and
Director         2001     -0-       -0-        -0-          -0-           -0-

                 2000     -0-       -0-        -0-          -0-           -0-
Walter
Brinkman         2002     -0-       -0-        -0-          $5,000**      -0-
Director         2001     -0-       -0-        -0-          -0-           -0-

                 2000     -0-       -0-        -0-          -0-           -0-

Charles          2002     -0-       -0-        -0-          $20,000***    -0-
Conn
Director         2001     -0-       -0-        -0-          -0-           -0-
                 2000     -0-       -0-        -0-          -0-           -0-


     * Mr. Liesner was issued 250,000 restricted shares of common stock for past services rendered to the company which has been valued at $25,000. Mr. Liesner was also issued 1,000,000 restricted shares in consideration for the license agreement between Mr. Liesner and the company. Those shares have been valued at $-0-.

     ** Mr. Brinkman was issued a total of 50,000 restricted shares which have been valued at $5,000.00 for services rendered to the company.

     *** Mr. Conn was issued a total of 200,000 restricted shares which have been valued at $20,000.00 for services rendered to the company.

   Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of common stock, the only class of voting securities of the Company outstanding as of the filing date of this registration statement, by (i) each person known by the Company to beneficially own more than five percent of the Company's common stock; (ii) each director and executive officer of the Company; and (iii) all current directors and executive officers of the Company as a group. The beneficial holder of more than five per cent of the Company's common stock as of the filing date of this registration statement is as follows:


                      Name and            Amount and              Percentage
Title of              Address of          Nature of               of Class*
Class                 Beneficial Owner    Beneficial Ownership
 --------             ----------------      --------------------  ----------
common stock, par     Wilhelm Liesner       3,737,500(1)             65 %
value $.01           2807 Allen Street,       Direct
per share            Suite 713
                     Dallas, Texas 75204


   *Based on 5,771,115 shares issued and outstanding as of the filing date of this registration statement.

(1) For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.
           The number of shares of common stock of the Company owned by the Directors and Executive Officers of the Company as of the filing date of this registration statement is as follows:

                       Name and              Amount and        Percentage
Title of              Address of             Nature of             of
 Class              Beneficial Ownership          Class            Class*
 --------            ----------------   --------------------    ----------
Common stock, par    Wilhelm Liesner         3,737,500(1)          65 %
value $.01           2807 Allen Street,          Direct
per share            Suite 713
                     Dallas, Texas

Common stock, par    Walter Brinkmann          50,000(1)          .01%
value, $.01          16 Colgrove Down Direct
per share            Cumnor Hill
                     Oxford, OX2 9HT
                     England



Common stock, par    Charles Conn             200,000  (1)        .03%
value, $.01          350 Rathburn Rd. W.       Direct
per share            Suite 1903
                     Mississauga, Ont. L5B 3Y2

All Officers and Directors as a Group (3 persons)                  69 %

*     Based on 5,771,115 shares issued and outstanding.

(1) For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.

     Item 12. Certain Relationships and Related Transactions.

         In November, 2001, the Company entered into a licensing agreement with its principal shareholder, Wilhelm Liesner, pursuant to which Mr. Liesner granted the Company an exclusive right to market and sell the Oxywell System and products in the United States, Canada and Puerto Rico and an option to sell and market the Oxywell product in Mexico ("Licensing Agreement"). The rights granted to the Company are virtually co-extensive with those rights which were granted to Mr. Liesner under an exclusive marketing agreement entered into by Mr. Liesner with Oxywell GmbH, the owner of the Oxywell system. (See paragraph 7 of "Business of Issuer" entitled "Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts"). Pursuant to the Licensing Agreement, Mr. Liesner is to receive a royalty of two per cent (2%) of the gross sales of the Oxywell product. Mr. Liesner also received 1,000,000 shares of the Company's common stock as part of the consideration paid by the Company for the License Agreement. In November, 2001, the Company issued to Mr. Liesner 250,000 shares of the Company's common stock in consideration for past services rendered by Mr. Liesner as an officer of the Company. On January 2, 2002, the Board of Directors agreed to transfer 330,000 shares of common stock held in Healthbridge, Inc. to Mr. Liesner for past services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The shares were valued at the closing bid price on January 2, 2002 of $0.23 per share totaling a value of $75,900.00. The difference between the aggregate value of the Healthbridge shares and the amount of the loans constitutes payment by the Company for past services rendered by Mr. Liesner, which were valued at the fair market value of the services rendered. The transaction was consumated on terms equivalent to those that prevail in an arm's-length transaction that being on terms that are at least as favorable to the Company as it would expect to receive from an unaffiliated third party.

     There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our company to own of record or beneficially more than five percent of our company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

  Item 13. Exhibits and Reports on Form 8-K.

    (a) The following documents are filed as part of this report.

     1. Financial Statements

     Report of Clancy & Co., Independent Certified Public Accountant

     Balance Sheet as of March 31, 2002

     Statement of Operations for the year ended March 31, 2002.

     Statement of Cash Flows for the year ended March 31, 2002.

     Statement of Stockholders' Equity for years ended March 31, 2002.

     Notes to Financial Statements

     2. Exhibits

    (a) The following exhibits are included as part of this report:

                                     EXHIBIT

NUMBER DESCRIPTION LOCATION
------- ---------------------------------------------------------



    3.2           Certificates of Amendment to Certificate of
                        Incorporation of Registrant*

    3.3           Certificates of Amendment to Certificate of
                        Incorporation of Registrant*

    3.4           Articles of Incorporation of Registrant*

    3.5           Articles of Merger of Registrant*

    3.6           Certificate of Amendment to Certificate of
                        Incorporation of Registrant*

    3.7           Bylaws of Registrant*

    3.8           Amended Bylaws of Registrant*

      10.1       License Agreement between Registrant and Wilhelm Liesner*

      10.2       License Agreement between Wilhelm Liesner and Oxywell GmbH*

      10.3     Agreement of Amendment between Wilhelm Liesner and Oxywell GmbH**

* Exhibits 3.1 through 10.2 have been filed with the Form 10SB filed on February 20, 2002 and are incorporated by reference.

** Exhibit 10.3 has been filed with the Form 10SB filed on July 9, 2002 and is incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                       TECHNOLOGY ACQUISITION CORPORATION


Date: July 16, 2002


                              By: /s/Wilhelm Liesner
                              --------------------
                                 Wilhelm Liesner
                                President and Director

                                    EXHIBITS

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Independent Auditors' Report................................................   2

Balance Sheet at March 31, 2002............................................... 3

Statements of Operations for the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002 .................. 4

Statements of Stockholders' Equity (A Deficit) for the period from inception
(June 21, 1972) to March 31, 2002....................................        5-7

Statements of Cash Flows for the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002 .................. 8

Notes to the Financial Statements.................................          9-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Technology Acquisition Corporation

We have audited the accompanying balance sheet of Technology Acquisition Corporation (A Development Stage Company, the "Company") as of March 31, 2002, and the related statements of operations, stockholders' equity (a deficit), and cash flows for the years ended March 31, 2002 and 2001 and for the period from April 1, 1995 through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits. The related statements of operations, stockholders' equity, and cash flows of the Company from inception of the development stage on June 21, 1972 through March 31, 1995 were audited by other auditors whose report, dated June 28, 1995, expressed an unqualified opinion with an explanatory paragraph discussing an uncertainty to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (a deficit) and cash flows from inception of the development stage on June 21, 1972 through March 31, 2002, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net operating losses since inception (June 21, 1972.) The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters which raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 2 to the financial statements. The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona
June 24, 2002

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2002

ASSETS

Current Assets                                                          $      0

Total Assets                                                       $           0
                                                                          ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Checks Issued in Excess of Cash                                     $      94
   Accounts Payable                                                       80,153
                                                                          ------
Total Current Liabilities                                                 80,247

Commitments and Contingencies                                               None

Stockholders' Equity
Preferred Stock:  $0.25 Par Value;
   Authorized:  5,000,000; Issued and outstanding: None                     None
Common Stock: $0.01 Par Value; Authorized Shares:
  30,000,000; Issued and Outstanding:  5,771,115                          57,711
Additional Paid In Capital                                             4,225,488
Loss Accumulated During the Development Stage                        (4,363,446)
                                                                     ----------
Total Stockholders' Equity (A Deficit)                                  (80,247)
                                                                        --------

Total Liabilities and Stockholders' Equity                         $          0
                                                                          ======


















The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
         For the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002

                                                                                                         From
                                                                                                       Inception
                                                                                                    (June 21, 1972)
                                                                        Year Ended      Year Ended          to
                                                                      March 31, 2002  March 31, 2001  March 31, 2002
                                                                             ----            ----            ----

Revenues                                                                    $     0        $     0          $      0

General and Administrative Expenses                                         111,703       (41,747)         (742,252)
                                                                            -------       --------         ---------

Operating Loss                                                            (111,703)       (41,747)         (742,252)

Other Expenses
   Realized losses on permanent declines in marketable equity
      securities                                                            (6,600)      (184,800)       (1,574,100)
   Interest expense                                                               -              -         (359,826)
                                                                         ---------    -------------       ---------
Total Other Expenses                                                        (6,600)      (184,800)       (1,933,926)
                                                                            -------      ---------       -----------

Net Loss Before Discontinued Operations                                           -      (226,547)       (2,676,178)

Discontinued Operations
   Operating loss (Note 6)                                                        -              -       (2,400,617)
   Gain on disposal of discontinued operations (Note 6)                           -              -           713,349
                                                                        ----------     -----------          -------
Loss from Discontinued Operations                                                 -              -       (1,687,268)
                                                                       ----------     --------------       -----------

Net Loss Available to Common Stockholders                               $ (118,303)    $ (226,547)     $ (4,363,446)
                                                                          =========      ========        ===========

Basic Loss Per Share of Common Stock
   Net Loss Before Discontinued Operations                               $   (0.03)     $   (0.06)       $    (0.57)
                                                                             =====          ======
   Discontinued Operations                                                        -              -
                                                                                                              (0.36)
   Net Loss Per Common Share                                             $   (0.03)     $   (0.06)       $    (0.93)
                                                                             =====          ======           =======

Weighted Average Number of
Common Shares Outstanding                                                 4,708,251      4,106,115         4,708,251
                                                                          =========      =========         =========









The accompanying notes are an integral part of these financial statements .

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                                   Statements of Stockholders' Equity (A
                          Deficit) For the Period from Inception (June 21, 1972)
                                to March 31, 2002

                                                                                                              Loss
                                                                                                          Accumulated
                                                                                           Additional      During the
                                              Preferred         Common           Stock        Paid In       Development
                                                Stock           Shares          Amount        Capital          Stage
                                                -----           ------          ------        -------          -----
Inception, June 21, 1972                          -                    -             -              -                -
Common stock issued for services at $0.01
     per share                                    -               20,000           200            800                -
Common stock issued for cash at $0.015 per
     share                                        -            1,040,600        10,406         69,210                -
Net loss from inception on June 21, 1972
     through March 31, 1987                       -                                  -              -         (30,220)
                                                  -       --------------     -----------  - ----------           --------
                                                                       -
Balance, March 31, 1987                           -            1,060,600        10,606         70,010         (30,220)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -             50        -
Net loss, year ended March 31, 1988               -                                  -              -         (27,497)
                                                  -       ---------------    ----------  - ----------          --------
                                                                       -
Balance, March 31, 1988                           -            1,060,600        10,606         70,060         (57,717)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -          2,674                -
Net loss, year ended March 31, 1989               -                                  -              -         (25,904)
                                                  -       ---------------    ---------   - ----------           --------
                                                                       -
Balance, March 31, 1989                           -            1,060,600        10,606         72,734         (83,621)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -          1,600                -
Net loss, year ended March 31, 1990               -                                  -              -          (1,275)
                                                  -       --------------        -------   ----------           -------
                                                                       -
Balance, March 31, 1990                           -            1,060,600        10,606         74,334         (84,896)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -            568                -
Net loss, year ended March 31, 1991               -                                  -              -            (914)
                                                  -       ------------     -----------      ----------           -----
                                                                       -
Balance, March 31, 1991                           -            1,060,600        10,606         74,902         (85,810)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -          1,516                -
Net loss, year ended March 31, 1992               -                                  -              -          (1,087)
                                                  -       --------------    ----------    ----------          -------
                                                                       -
Balance, March 31, 1992                           -            1,060,600        10,606         76,418         (86,897)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -            521                -
Net loss, year ended March 31, 1993               -                                  -              -            (193)
                                                  -       --------------    -----------   ----------           -----
                                                                       -
Balance, March 31, 1993                                 -      1,060,600        10,606         76,939         (87,090)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -             45                -
Net loss, year ended March 31, 1994               -                                  -              -            (494)
                                                  -       --------------    -----------   -----------            -----
                                                                       -
Balance, March 31, 1994                           -            1,060,600        10,606         76,984         (87,584)
Expenses paid on behalf of the Company by
     a stockholder                                -                    -             -            400                -
Net loss, year ended March 31, 1995               -                   -              -              -            (299)
                                                  -       --------------    ----------     ----------          -----

Balance, March 31, 1995                           -            1,060,600        10,606         77,384         (87,883)

The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                      Statements of Stockholders' Equity (A
             Deficit) For the Period from Inception (June 21, 1972)
                                to March 31, 2002

                                                                                                               Loss
                                                                                                           Accumulated
                                                                                            Additional      During the
                                              Preferred          Common         Stock        Paid In       Development
                                                Stock            Shares        Amount        Capital          Stage
                                                -----            ------        ------        -------          -----
Common stock issued for cash at $0.13 per
     share                                        -               19,400           194         12,416                -
Distribution to stockholders                      -                    -             -        (9,450)                -
Net loss, year ended March 31, 1996               -                                  -              -          (3,267)
                                                  -       ---------------    ----------  - ----------           -------
                                                                       -
Balance, March 31, 1996                           -            1,080,000        10,800         80,350         (91,150)
Common issued for the acquisition of 100%
     of the outstanding stock of Wintex
     Corp., April 2, 1996                         -            2,400,000        24,000      2,496,009                -
Shares canceled, May 23, 1996                     -                 (80)           (1)              1                -
Capital contribution                              -                    -             -         34,900                -
Common stock issued in exchange for
     organization expenses paid, August
     14, 1996                                     -              177,500         1,775        100,725                -
Common stock issued for cash at an average
     price of $0.335 per share during the
     six months ended September 30, 1996
                                                  -              208,695         2,087         67,913                -
Net loss, year ended March 31, 1997               -                                  -                       (854,511)
                                                  -       --------------   -----------  - ------------       ---------
                                                                       -                            -
Balance, March 31, 1997                           -            3,866,115        38,661      2,779,898        (945,661)
Common stock issued for services rendered
     at $1.00 per share, June 20, 1997
                                                  -               40,000           400         39,600        -
Common stock issued for cash at $0.50 per
     share, June 23, 1997                         -               50,000           500         24,500        -
Common stock issued for services rendered
     at $1.00 per share, July 24, 1997
                                                                  50,000           500         49,500
Common stock issued for services rendered
     at $1.00 per share, August 26, 1997
                                                  -              100,000         1,000         99,000        -
Net loss, year ended March 31, 1998               -                                  -                     (1,385,535)
                                                  -       -------------------------- - ---------------     -----------
                                                                       -                            -
Balance, March 31, 1998                           -            4,106,115        41,061      2,992,498      (2,331,196)
Net loss, year ended March 31, 1999               -                                  -                       (771,722)
                                                  -       -------------------------- - ---------------       ---------
                                                                       -                            -
Balance, March 31, 1999                           -            4,106,115        41,061      2,992,498      (3,102,918)
Debt converted to apic                            -                    -             -      1,079,022                -
Accounts payable converted to apic                -                    -             -         63,980                -
Capital contributions                             -                    -             -         29,338                -



The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                      Statements of Stockholders' Equity (A
             Deficit) For the Period from Inception (June 21, 1972)
                                to March 31, 2002

                                                                                                               Loss
                                                                                                           Accumulated
                                                                                            Additional      During the
                                              Preferred          Common         Stock        Paid In       Development
                                                Stock            Shares        Amount        Capital          Stage
                                                -----            ------        ------        -------          -----

Net loss, year ended March 31, 2000               -                                  -                       (915,678)
                                                  -       --------------    -----------  - ----------       ---------
                                                                       -                            -
Balance, March 31, 2000                           -            4,106,115        41,061      4,164,838      (4,018,596)
Net loss, year ended March 31, 2001               -                                  -                       (226,547)
                                                  -       --------------    -----------  - ----------       ---------
                                                                       -                            -
Balance, year ended March 31, 2001                -            4,106,115        41,061      4,164,838      (4,245,143)
Common stock issued for legal services
     rendered at $0.10 per share, November
     19, 2001                                     -               40,000           400          3,600                -
Common stock issued for consulting services
     rendered at $0.10 per share, November
     19, 2001 (Note 1)                            -              750,000         7,500         67,500                -
Common stock issued in exchange for
     licensing agreement at $0.01 per
     share, November 19, 2001 (Note 1)            -            1,000,000        10,000       (10,000)                -
Cancellation of shares on January 30, 2002,
     previously issued on November 19, 2001
                                                  -            (125,000)       (1,250)       (11,250)                -
Expenses paid on behalf of the Company by a
     stockholder                                  -                    -             -         10,800                -
Net loss, year ended March 31, 2002               -                    -             -                       (118,303)
                                                  -       -------------    -----------  - ----------------  ---------

Balance, March 31, 2002                           -            5,771,115    $   57,711     $4,225,488     $(4,363,446)
                                                               =========       =======      =========      ===========










The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
         For the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002

                                                                                                              From
                                                                                                            Inception
                                                                                                            (June 21,
                                                                                                            1972) to
                                                                             Year ended     Year ended   March 31, 2002
                                                                           March 31, 2002  March 31,2001
                                                                                     ----       -----          --------
Cash flows from operating activities
Net loss                                                                       $ (118,303)   $ (226,547)    $(4,363,446)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                        0             0         434,010
     Common stock issued for services                                               66,500             0         257,500
     Transfer of asset for past services rendered                                   14,595             0          14,595
     Notes payable incurred for services rendered                                        0             0         220,000
     Write down of inventory                                                             0             0         572,829
     Gain on asset exchange                                                              0             0       (713,349)
     Realized losses on marketable securities                                        6,600       184,800       1,574,100
Changes in Assets and Liabilities
    Increase (decrease) in accounts payable                                        (4,516)         9,669         377,350
    Increase (decrease) in accrued liabilities                                           0             0         240,966
                                                                                 ---------     - ----------     -------
Total adjustments                                                                   83,179       194,469       2,978,001
                                                                           -        ------       -------       ---------
Net cash used in operating activities                                             (35,124)      (32,078)     (1,385,445)

Cash flows from financing activities
   Checks issued in excess of cash                                                      94             0              94
   Proceeds from the sale of common stock                                                0             0         187,226
   Loans from shareholders                                                          24,205        32,000          61,305
   Capital contributions                                                            10,800             0          82,412
   Proceeds on notes payable                                                             0            0        1,054,408
                                                                                 ---------     - ---------      ---------
Net cash provided by financing activities                                           35,099        32,000       1,385,445
                                                                                    ------        ------       ---------

Increase (decrease) in cash and cash equivalents                                      (25)          (78)               0
Cash and cash equivalents, beginning of period                                          25           103               0
                                                                                        --           ---               -
Cash and cash equivalents, end of period                                         $       0      $     25  $            0
                                                                                        ==            ==              ==

Cash paid for interest and income taxes:                                          -              -              -

Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                                    $   66,500       -            $  257,500
                                                                                    ======                       =======
   Gain on exchange of net assets for common stock of Healthbridge, Inc.          -              -            $  713,349
                                                                                                                 =======
   Transfer of 330,000 shares of Healthbridge, Inc. to majority
    stockholder in full satisfaction of shareholder loans and for past          $   14,595       -            $   14,595
                                                                                    ======                        ======
    services rendered
   Realized losses on marketable securities                                     $    6,600    $  184,800     $ 1,574,100
                                                                                     =====       =======       =========
   Notes payable incurred for services rendered                                   -              -            $  220,000
                                                                                                                 =======
   Conversion of debt to equity                                                   -              -           $ 1,143,002
                                                                                                               =========
   Common stock exchanged for subsidiary                                          -              -           $ 2,520,009
                                                                                                               =========
   Notes payable exchanged for inventory                                          -              -            $  638,010
                                                                                                                 =======
   Common stock issued for organization costs                                     -              -            $  102,500
                                                                                                                 =======
   Write down of inventory                                                        -              -            $  572,829
                                                                                                                 =======

The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Technology Acquisition Corporation (A Development Stage Company) (the "Company") was originally incorporated in the State of Utah on June 21, 1972 under the name of Loadmatic Corporation, as an investment management company, with an authorized capital of 30,000,000 shares of $0.01 par value common stock. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996, at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of the oil and gas operations, the Company had ceased its investment management business. In January 1996, the Company acquired Wintex Corp. ("Wintex") from Wintex's founder and majority shareholder, Wilhelm Liesner ("Liesner"), the current Chief Executive Officer, President and majority shareholder of the Company, in exchange for 2,400,000 shares of the Company's common stock. Wintex owned patents, intellectual and marketing rights to the Redloc(R) II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications.

On April 17, 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc. ("Roatan") and increased its authorized capital to 35,000,000 shares consisting of 30,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.25 par value preferred stock. The common stock has voting rights of one vote per share. The preferred stock rights and preferences are to be determined by the Board of Directors, who has the authority to designate and issue the preferred stock in one or more series. On June 24, 1996, Roatan was incorporated in the State of Nevada with the same authorized capital as the Utah Corporation, and on July 23, 1996, by migratory merger, Roatan (a Utah corporation) was merged into Roatan (a Nevada corporation). Roatan developed its business with the intent of producing and marketing medical devices and procedures, with its primary focus as producing and marketing the Redloc(R) II Disposal System. The Company contracted with United Systems, Inc. ("United") to manufacture the waste disposal system products, but due to lack of funding, the Company sold its patent rights as well as the Company's other assets pursuant to an Asset Exchange Agreement dated January 27, 1999, to Healthbridge, Inc., which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge, Inc. common stock acquired at a market value of $1,650,000. In addition to the Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United. At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. Because, however, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the agreement, Liesner was elected as a director of Healthbridge, which position he continues to hold. Following the sale, the Company ceased engaging in any business activity.

On August 7, 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation In November 2001, the Company entered into a licensing agreement with its majority shareholder, Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The Oxywell System was originally developed by Oxywell GmbH, a German company headquartered in Allershausen and Munich, which began marketing the System in the European Economic Community in July 2001. In October 2001, Oxywell GmbH entered into an agreement with Liesner (the "Oxywell Agreement") pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. The license agreement between Liesner and the Company is virtually co-extensive with the Oxywell Agreement, with the exception that under the Oxywell Agreement, Oxywell is not entitled to any royalty on the sale of the product. The Company does not hold any patents or trademark or trade name propriety rights relating to the Oxywell Product, but relies on the patent and trademark/trade name rights held by Oxywell GmbH which had applied for protection in the United States. There is no relationship with Liesner and Oxywell GmbH, other than as an independent representative as disclosed above.

Nature of operations. The Company is a development stage company, which intends to engage in the business of marketing and sale of a water oxygenation system, initially in the United States market, commencing in the fourth quarter of calendar 2002. To date, management has devoted the majority of efforts to (i) developing its marketing strategy and plans, (ii) pursuing and assembling a management team to attain its business goals, and (iii) obtaining sufficient working capital from loans and from equity obtained through private placement offerings. The System has not yet been offered for sale in the United States.

Capital Formation. On April 2, 1996, the Board of Directors authorized a reverse split of 5:1 of the Company's common stock, with the par value remaining the same. All per share and per share information have been adjusted retroactively to reflect changes in par value and stock splits.

On June 21, 1972, the Company issued 20,000 shares of common stock for services rendered at $0.01 per share, or $1,000. Additionally, the Company issued 1,040,600 shares of common stock for cash at $0.015 per share, or $79,616.

During the year ended March 31, 1996, the Company issued 19,400 shares of common stock for cash at $0.13 per share, or $12,610. The proceeds were used to repay shareholder loans and purchase common stock in various closely held companies. The Company distributed the stock acquired directly to the shareholders on a pro rata basis during March 1996, reducing its paid in capital by $9,450.

For the years ended March 31, 1988 through March 31, 1995, total capital contributions of $7,374 were made to the Company to pay for expenses incurred on behalf of the Company.

On April 2, 1996, the Company exchanged 2,400,000 shares of restricted common stock for 100% of the outstanding common stock of Wintex Corp., a Texas corporation. Wintex Corp.'s founder and majority shareholder, Liesner, is also the current Chief Executive Officer, President and majority shareholder of the Company. The transaction was recorded at the net book value of Wintex Corp. in the amount of $2,520,009, because exchanges or transfers of assets between related parties or entities under common control are valued at historical costs in a manner similar to that in pooling-of-interest accounting. Wintex owned patents, intellectual and marketing rights to the Redloc(R) II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. Wintex Corp. is no longer in existence.

On May 23, 1996, the Company canceled 80 shares of its common stock that were issued in error.

During the six months ended September 30, 1996, the Company issued 208,695 shares of restricted common stock for cash at an average price per share of $0.335, or $70,000.

On August 14, 1996, the Company issued 177,500 shares of its restricted common stock in exchange for organization costs paid, or $102,500.

On June 20, 1997, the Company issued 40,000 shares of restricted common stock for services rendered at $1.00 per share, or $40,000. The shares were issued at the fair market value of the services rendered.

On June 23, 1997, the Company issued 50,000 shares of restricted common stock for cash at $0.50 per share, or $25,000.

On July 24, 1997, the Company issued 50,000 shares of restricted common stock for services rendered at $1.00 per share, or $50,000. The shares were issued at the fair market value of the services rendered.

On August 26, 1997, the Company issued 100,000 shares of restricted common stock for services rendered at $1.00 per share, or $100,000. The shares were issued at the fair market value of the services rendered.

On April 1, 1999, the Company converted notes payable and related accrued interest totaling $1,079,022, and accounts payable of $63,980 to additional paid in capital.

During the year ended March 31, 2000, the majority stockholder made cash contributions of $29,338 to pay for various expenses of the Company.

On November 19, 2001, the Company issued 665,000 shares of restricted common stock for services rendered at $0.10 per share, or $66,500, as follows: 40,000 shares of restricted common stock to an unrelated party for legal services rendered in connection with filing a registration statement with the Securities and Exchange Commission; 250,000 shares to the majority stockholder for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary; 50,000 shares to a related party, (the daughter of the majority stockholder) for accounting and bookkeeping services; 50,000 shares to an unrelated party for director fees; 200,000 shares to an unrelated consultant to formulate a marketing strategy for the Oxywell product, of which 125,000 shares were subsequently canceled on January 30, 2002; and 200,000 shares to an unrelated consultant for business management services. The shares were valued at an agreed upon value of the services rendered of $0.10 per share because the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market. The share issuances and values assigned were consummated on terms equivalent to those that prevail in an arm's-length transaction.

On November 19, 2001, the Company also issued 1,000,000 shares of restricted common stock to its President, Wilhelm Liesner ("Liesner"), in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. The Oxywell System was originally developed by Oxywell GmbH, a German company headquartered in Allershausen and Munich. Liesner, an independent representative, holds the marketing rights through an agreement entered between Liesner and Oxywell GmbH, which holds the patent and other proprietary rights to the Oxywell System and trade names and trademarks associated with the System. The exclusive license to market and sell the Oxywell System in North America is subject to the Company maintaining minimum purchases of the product of 1,000 units monthly for the period from December 2002 through February 2003; 5,000 units monthly through November 2003, and an increase of thirty per cent annually on each December 1 for each succeeding year of the remaining term of the agreement. Future minimum purchase commitments over the next five years for the twelve months ended March 31 are as follows: (2003: $524,000; 2004: $4,323,000; 2005: $5,619,900; and 2006:
$7,305,870; 2007: $6,691,513).

In the event that the Company does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwithstanding these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement. The actual geographic scope and right of exclusivity, therefore, could be subject to change which could effect the amount of sales and resulting revenues achieved by the Company from those sales which might be achieved if the Company retains the exclusive rights to the North American market. The Company assumes the risks and rewards of ownership and has no right of return policy with Oxywell GmbH. There is no royalty due to Oxywell.

The transaction was valued at $0 because there was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. The transaction was approved by the Board of Directors. Pursuant to the agreement dated November 28, 2001, the Company agreed to pay Liesner two percent of gross sales of the Oxywell product. The Company is required to provide Liesner with a certified written statement of the quantity of Oxywell Products sold and the royalty calculation within 30 days of the end of each quarter. The agreement terminates on December 31, 2006 and may be extended for two consecutive two-year periods with an option to renew by the Company for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

During the year ended March 31, 2002, the majority stockholder made cash contributions of $10,800 to pay for various expenses of the Company.

Summary of Significant Accounting Policies.

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains cash balances at a financial institution that is insured by the FDIC up to $100,000.

Revenue Recognition - Revenue is recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer. Since the Company takes title to the inventory, bears the risk of loss for collection, delivery, or returns, and is responsible for order fulfillment, revenues are recognized at the gross sales amounts billed to the customer.

Marketable Equity Securities - Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date. All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments available for current operations are classified in the balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity in comprehensive income (loss), net of taxes, until realized. Realized gains and losses are included in earnings in the period they arise.

Inventory - Inventory is stated at cost.

Property and Equipment - Property and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset.

Pooling-of-interests Method - Transfers of assets between related parties or entities under common control are valued at historical costs (net book value) in a manner similar to that in a pooling-of-interest accounting.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options were not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. For the periods presented, other comprehensive income (loss) includes unrealized losses on marketable equity securities.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company is actively in business.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company has been a development stage company and has incurred net operating losses since inception, June 21, 1972. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated no revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated. Management believes that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company in marketing the Oxywell System.

The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance of the product. The Company anticipates this first stage will last three to six months and costs approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage - the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the last quarter of calendar 2002.

Financing of the first stage is anticipated to come from shareholder loans and investors' funds. Financing of the second stage is anticipated to come from a blend of investors' funds and profits from sales. Financing of stages three, four and five is anticipated to come from profits from sales. Specific timing of each succeeding stage is thus totally dependent upon the rate of sales success. The company currently anticipates complete national availability will be achieved within two years from the start of marketing.

The Company has identified and mapped out its logistics network associates which include an inbound carrier in Mississauga, Ontario, Canada, a warehouse and fulfillment center located in Buffalo, New York, and customer delivery carriers that will provide three-day delivery service anywhere in the lower 48 states. Sales channels will include an Internet website, telephone and fax call centers, and mail order facilities. The Company has established payment methods to be accepted via the four major credit card companies.

Consumers will be made aware of the product's benefits and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the company's communications' program will ultimately depend upon budget availability. The company's basic starter website will educate consumers as well as serve as one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest increases, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows, and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local newspapers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of introduction progress. Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered.

The Company expects to begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. The Company does not presently generate profits and expends approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. The Company anticipates its monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. The Company expects its cash requirements over the next twelve months ending March 31, 2003 to be approximately $675,680 as follows:




Product commitment costs........................     $ 524,000         77%
Other product costs...........................      $   37,680         6%
Operating Expense ...............................   $   49,000          7%
Marketing and advertising.......................    $   65,000         10%
                                                     ----------------------
Total.............................................   $ 675,680         100%

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

The majority of the Company's cash requirements results from the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50. The Company's ability to meet these cash requirements is dependent upon the Company's ability to successfully obtain external financing, to market and develop national marketing channels, and to generate revenues. The Company operates in an intensely competitive industry and many of its competitors have much greater resources. If the Company is unsuccessful in developing and maintaining a market for the Oxywell product and does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwithstanding these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations.

The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities represent 330,000 shares of restricted common stock of Healthbridge, Inc., which trades on the OTCBB. The shares were acquired at fair market value of $5.00 per share, or $1,650,000, pursuant to an Asset Purchase Agreement dated January 27, 1999, between the Company, a stockholder and other affiliated companies, and Healthbridge, Inc. Prior to executing the Agreement, there was no affiliation of the Company with Healthbridge, Inc. Subsequent to, the majority stockholder, Liesner, became a director of Healthbridge, Inc.



The following is a summary of marketable equity securities classified as "available-for-sale" securities as required by SFAS No. 115:

Cost                                                         $    1,650,000
Gross realized losses-year ended March 31, 1999                    (495,000)
                                                                   --------
Estimated Fair Value, March 31, 1999                              1,155,000
Gross realized losses-year ended March 31, 2000                    (887,700)
                                                                   --------
Estimated Fair Value, March 31, 2000                                267,300
Gross realized losses-year ended March 31, 2001                    (184,800)
                                                                    -------
Estimated Fair Value, March 31, 2001                                 82,500
Realized losses-year ended March 31, 2002                            (6,600)
                                                                      ------
Estimated Fair Value before transfer to majority stockholder         75,900
Value of shares distributed to majority stockholder                 (75,900)
                                                                      ------
Balance                                                   $             -

At March 31, 2001, 2000 and 1999, these securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary. For the years ended March 31, 2002 and 2001, and for the period from inception to March 31, 2002, are realized losses considered to be other than temporary of $6,600, $184,800, and $1,574,100, respectively. On January 2, 2002, the Board of
Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc. to its president and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23.

NOTE 4 - LOANS FROM SHAREHOLDERS AND RELATED PARTY TRANSACTIONS

Loans from shareholders. From time to time, the Company's president or one of his related entities advances funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc. to its president and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23.

Related party transactions. Included in accounts payable for all periods presented is $75,000 for services rendered by two companies that are wholly owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense due to the Company's loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets primarily is a result of start-up expenses, which are capitalized for income taxes. Applying a federal statutory rate of 34% to the pretax loss results in a deferred tax benefit at March 31, 2002 and 2001 of approximately $1,484,000 and $1,443,000, respectively, with a full valuation allowance recorded against the benefit. The valuation account increased by $41,000 and $77,000 for the years ended March 31, 2002 and 2001, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

Pursuant to an Asset Purchase Agreement dated January 27, 1999, the Company transferred all of its assets, which included patents, inventories, machinery, equipment, and intangibles and assumed certain liabilities in exchange for 330,000 shares of Healthbridge, Inc. (Healthbridge) common stock, fair market value of $5.00 per share per published closing prices. (See Note 3) Certain assets such as tax loss carryforwards, carrybacks, net operating losses, refunds, etc. were excluded from the exchange.

The gain on the disposal is as follows:

Sales Price:      330,000 shares of Healthbridge, Inc.
                  common stock                      $  1,650,000
Assets purchased:
----------------
Inventory                                                 40,395
Fixed Assets, Net                                         10,778
Organization Costs                                       102,500
Patents, Net                                           2,100,007     (2,253,680)
                                                        ---------


Liabilities assumed:
-------------------
FCIC Promissory Note (FCIC)                             1,000,000
Accounts Payable per agreement
  (includes FCIC "Expense Notes"
    of $84,681) (See below)                              233,215
Accrued interest forgiven                                 83,814       1,317,029
                                                     -----------       ---------

Gain on disposal                                                   $     713,349
                                                                         =======

On February 24, 1999, an "Assumption and Release Agreement," (ARA) was executed by and among Healthbridge Delaware (the Assumptor), Roatan Medical Technologies, Inc., Roatan Medical Services, Inc., and United Services, Inc. (the Original Borrower Principals), Wilhelm Liesner (Liesner) and First Capital Invest Corp., BVI (FCIC). Healthbridge Delaware assumed all of the payment and performance obligations of the Original Borrower Principals and Liesner to FCIC under the various agreements. Additionally, FCIC was given a conversion right, which they exercised on or around February 26, 1999, in connection with the transfer of the assets in the APA, which applied to the principal balance of the note only for the conversion of 4,850,000 shares of common stock in cancellation of $1,000,000 principal amount of the note. Interest accrued under the note was forgiven upon the exercise of the conversion right. Certain FCIC "Expense Notes" were assumed under the APA and are included in accounts payable per above, and bear interest at 10% per annum.

The loss on discontinued operations follows:

Revenue                                   $            38,701
Operating costs                                    (2,439,318)
                                                   -----------
Net loss                                     $     (2,400,617)
                                                   ==========

On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc., to its president and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23.

NOTE 7 - OPTIONS

On November 6, 2001, the Company granted a total of 200,000 options to purchase an equal number of shares of the Company's common stock at an exercise price of $1.00 per share for 100,000 shares and $2.00 a share for 100,000 shares expiring on November 6, 2006, or sooner if the optionee's relationship with the Company ceases prior to that date. The options vest immediately. At March 31,2002, all of the options were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2001: weighted-average grant-date fair value of $0.10 per share, volatility of 0%, dividend yield of 0%, risk-free interest rate of 5%, and expected lives of three years.

Stock options outstanding and exercisable on March 31, 2002 are as follows:


                                                                   Weighted
                                                 Weighted           Average
             Range of               Shares       Average           Remaining
           Exercise Price            Under     Exercise Price      Contractual
              per Share             Option       per Share         Life in Years
         --------------            ---------   --------------    -------------
 Outstanding and Exercisable:
            $1.00                   100,000       $0.33                 1.53
            $2.00                   100,000       $0.67                 3.05
                                    -------
                                    200,000

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for stock option awards granted at or above the fair market value of the Company's common stock. The Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below if compensation cost been determined under SFAS No. 123, based on the fair market value on the grant dates:

Net loss
  As reported                               $   118,303
  Pro forma                                 $   176,861

Net loss per common share
  As reported                               $    0.03
  Pro forma                                 $    0.04