Form 10QSB
period 2002-06-30
TECHNOLOGY ACQUISITION CORP
filed 2002-08-16
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to --- .


                       Commission file number: 000-049635

                       TECHNOLOGY ACQUISITION CORPORATION
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


                          Nevada                        87-2099034
                          ------                        ----------
             (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)



                 509 N. Winnetka, Suite 107, Dallas, Texas 75211
              (Address of principal executive office) (Postal Code)


                                 (214) 948-2990
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes x No____


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2002 was 5,771,115.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2002................................... 3

Unaudited Statement of Operations for the three months ended June 30, 2002 and 2001 and the period from inception to June 30, 2002......................  4

Unaudited Statement of Cash Flows for the three months ended June 30, 2002 and the period from inception to June 30, 2002...............................  5

Notes to Unaudited Financial Statements......................................  7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.......................................10



PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 12

SIGNATURES..................................................................  13

INDEX TO EXHIBITS.............................................................13

PART I

ITEM 1.  FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Technology Acquisition Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                          TECHNOLOGY ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                         Interim Unaudited Balance Sheet
                                  June 30, 2002

ASSETS
Current Assets
   Cash                                                             $    466
                                                                -------------
Total Current Assets                                                     466

Total Assets                                                        $    466
                                                                -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                        $  78,600
   Loans from shareholders                                            23,000
                                                                -------------
Total Current Liabilities                                            101,600

Stockholders' Equity
Preferred Stock: $0.25 Par Value; Authorized Shares, 5,000,000, Issued
      and Outstanding, None
Common Stock: $0.01 Par Value; Authorized Shares, 30,000,000; Issued and
      Outstanding, 5,771,115                                           57,711
Additional Paid In Capital                                          4,235,488
Deficit Accumulated During the Development Stage                  (4,394,333)
                                                                 -------------
Total Stockholders' Equity (A Deficit)
                                                                    (101,134)
                                                                 -------------
Total Liabilities and Stockholders' Equity                           $    466
                                                                 =============

                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Interim Unaudited Statements of Operations
           For the Three Months Ended June 30, 2002 and 2001, and for
                                 the period from
                   Inception (June 21, 1972) to June 30, 2002

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                  Three Months     Three Months      During the
                                                                      Ended           Ended          Development
                                                                  June 30, 2002   June 30, 2001         Stage
Revenues                                                                $               $                 $
                                                                        -               -                 -

Operating Expenses
   General and administrative expenses                               (15,087)          (2,955)         (767,339)
   Research and development expenses                                  (5,800)                -           (5,800)
                                                              ---------------------------------------------------
Total operating expenses                                             (20,887)          (2,955)         (773,139)
                                                              ---------------------------------------------------

Operating Loss                                                       (20,887)          (2,955)         (773,139)

Other Expenses
   Realized losses on permanent declines in marketable
      equity securities                                                     -                -       (1,574,100)
   Interest expense                                                         -                -         (359,826)
                                                              ---------------------------------------------------
Total Other Expenses                                                        -                -       (1,933,926)
                                                              ---------------------------------------------------

Net Loss Before Discontinued Operations                              (20,887)          (2,955)       (2,707,065)

Discontinued Operations
   Operating loss (Note 6)                                                  -                -       (2,400,617)
   Gain on disposal of discontinued operations (Note 6)                     -                -           713,349
                                                              ---------------------------------------------------
Loss from Discontinued Operations                                           -                -       (1,687,268)
                                                              ---------------------------------------------------
Net Loss Available to Common Stockholders                        $   (20,887)      $   (2,955)    $  (4,394,333)
                                                              ---------------------------------------------------

Basic and diluted loss per share of common stock
   Net loss before discontinued operations                        $   (0.004)                -      $     (0.47)
   Discontinued operations                                                  -                -            (0.29)
                                                              ---------------------------------------------------
   Net loss per common share                                      $   (0.004)                -      $     (0.76)
                                                              ---------------------------------------------------

Weighted average number of common shares outstanding                5,771,115        4,106,115         5,771,115
                                                              ---------------------------------------------------








                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Interim Unaudited Statements of Cash Flows
           For the Three Months Ended June 30, 2002 and 2001, and for
                                 the period from
                   Inception (June 21, 1972) to June 30, 2002

                                                                                                            Deficit
                                                                          Three Months    Three Months      Accumulated
                                                                              Ended          Ended          During the
                                                                            June 30,        June 30,        Development
                                                                              2002            2001             Stage
                                                                              ----            ----             -----

Cash flows from operating activities
Net loss                                                                $   (20,887)    $   (2,955)     $   (4,394,333)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                  -              -             434,010
     Common stock issued for services                                              -              -             257,500
     Common stock issued for licensing agreement                                   -              -              10,000
     Transfer of asset for past services rendered                                  -              -              14,595
     Notes payable incurred for services rendered                                  -              -             220,000
     Write down of inventory                                                       -              -             572,829
     Gain on asset exchange                                                        -              -           (713,349)
     Realized losses on marketable securities                                      -              -           1,574,100
Changes in Assets and Liabilities                                                                 -
    Increase (decrease) in accounts payable                                  (1,553)        (5,087)             375,797
    Increase (decrease) in accrued liabilities                                     -              -             240,966
                                                                     ---------------------------------------------------
Total adjustments                                                            (1,553)        (5,087)           2,986,448
                                                                     ---------------------------------------------------
Net cash used in operating activities                                       (22,440)        (8,042)         (1,407,885)

Cash flows from financing activities
   Checks issued in excess of cash                                              (94)              -                   -
   Proceeds from the sale of common stock                                          -              -             187,226
   Loans from shareholders                                                    23,000          8,247              84,305
   Capital contributions                                                           -              -              82,412
   Proceeds on notes payable                                                       -              -           1,054,408
                                                                     ---------------------------------------------------
Net cash provided by financing activities                                     22,906          8,247           1,408,351
                                                                     ---------------------------------------------------

Increase (decrease) in cash and cash equivalents                                 466            205                   0

Cash and cash equivalents, beginning of period                                     0             25                   0
                                                                     ---------------------------------------------------

Cash and cash equivalents, end of period                                   $     466      $     230         $       466
                                                                     ---------------------------------------------------


Cash paid for interest and income taxes:                                           -              -                 -

                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Interim Unaudited Statements of Cash Flows
           For the Three Months Ended June 30, 2002 and 2001, and for
                                 the period from
                   Inception (June 21, 1972) to June 30, 2002

                                                                                                            Deficit
                                                                         Three Months    Three Months      Accumulated
                                                                              Ended          Ended          During the
                                                                            June 30,        June 30,        Development
                                                                              2002            2001             Stage
                                                                              ----            ----             -----
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                              $   66,500       -                 $  257,500
                                                                              ======                            =======
   Common stock issued for licensing agreement                            $   10,000       -                 $   10,000
                                                                              ======                             ======
   Gain on exchange of net assets for common stock of Healthbridge,
      Inc.                                                                  -              -                 $  713,349
                                                                                                                =======
   Transfer of 330,000 shares of Healthbridge, Inc. to majority stockholder in full satisfaction of shareholder loans and for
    past services rendered                                                $   14,595       -                 $   14,595
                                                                              ======                             ======
   Realized losses on marketable securities                               $    6,600     $  184,800         $ 1,574,100
                                                                               =====        =======           =========
   Notes payable incurred for services rendered                             -              -                 $  220,000
                                                                                                                =======
   Conversion of debt to equity                                             -              -                $ 1,143,002
                                                                                                              =========
   Common stock exchanged for subsidiary                                    -              -                $ 2,520,009
                                                                                                              =========
   Notes payable exchanged for inventory                                    -              -                 $  638,010
                                                                                                                =======
   Common stock issued for organization costs                               -              -                 $  102,500
                                                                                                                =======
   Write down of inventory                                                  -              -                 $  572,829
                                                                                                                =======


                    See condensed notes to financial statements.

                          TECHNOLOGY ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB, as amended.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2002 Annual Report on Form 10-KSB, as amended.

NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

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

The Company expects to begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. The Company does not presently generate profits and expends approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. The Company anticipates its monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. The Company expects its cash requirements over the next twelve months June 30, 2003, to be approximately $1,420,780 as follows:

Product commitment costs........................     $ 1,179,000       83%
Other product costs...........................     $      84,780        6%
Operating Expense ..............................   $      74,000        5%
Marketing and advertising......................    $      83,000        6%
                                                     ----------------------
Total..............................................  $ 1,420,780       100%

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the three months ended June 30, 2002, the Company received $23,000 from the President and majority stockholder. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

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

NOTE 3.  EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.

The computation of basic loss per share is as follows for the three months ended June 30:

                                                                        2002            2001
------------------------------------------------------------------- ------------- -----------------
Numerator-net loss available to common stockholders                   $ (20,887)       $   (2,955)
------------------------------------------------------------------- ------------- -----------------
Denominator-weighted average number of common shares outstanding       $ (0.004)                 -
------------------------------------------------------------------- ------------- -----------------
Basic and diluted loss per common share                                5,771,115         4,106,115
------------------------------------------------------------------- ------------- -----------------

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Technology Acquisition Corporation (TAC) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by TAC which attempt to advise interested parties of the factors which affect the Thor's business, in this report, as well as the TAC's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operations

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

Liquidity and Capital Resources

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

We anticipate we will begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. We do not presently generate profits and we expend approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. We anticipate our monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. We expect our cash requirements over the next twelve months ending June 30, 2003 to be approximately $1,420,780 as follows:

Product commitment costs........................     $ 1,179,000      83%
Other product costs...........................      $     84,780       6%
Operating Expense ..................................   $  74,000       5%
Marketing and advertising........................    $    83,000       6%
                                                     ---------------------
Total..............................................  $ 1,420,780      100%

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the three months ended June 30, 2002, the Company received $23,000 from the President and majority stockholder, which have been classified as loans on the balance sheet as of June 30, 2002. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

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

Contractual Obligations

The exclusive license to market and sell the Oxywell System in North America is subject to the Company maintaining minimum purchases of the product of 1,000 units monthly for the period from December 2002 through February 2003; 5,000 units monthly through August 2003, and an increase of thirty per cent annually on each September 1 for each succeeding year of the remaining term of the agreement. Future minimum purchase commitments over the next five years for the twelve months ended March 31 are as follows: (2003:$1,506,500; 2004:$4,617,750;
2005:$6,003,075; and 2006:$7,803,998; 2007:$4,532,960).

In the event that the Company does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwithstanding these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  See Index to Exhibits.
(b)      Reports on Form 8-K.  None.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this ____ day of August, 2002.


TECHNOLOGY ACQUISITION CORPORATION



/s/ Wilhelm Liesner
-------------------
    Wilhelm Liesner, President and Director



                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.    NO.               DESCRIPTION

3.1   (a)Articles of incorporation
3.2   (a)Certificates of Amendment to Certificate of Incorporation of Registrant
3.3   (a)Certificates of Amendment to Certificate of Incorporation of Registrant
3.4   (a)Articles of Incorporation of Registrant
3.5   (a)Articles of Merger of Registrant
3.6   (a)Certificate of Amendment to Certificate of Incorporation of Registrant
3.7   (a)Bylaws of Registrant
3.8   (a)Amended Bylaws of Registrant
10.1  (a)License Agreement between Registrant and Wilhelm Liesner
10.2  (a)License Agreement between Wilhelm Liesner and Oxywell GmbH
10.3  (b)Agreement of Amendment between Wilhelm Liesner and Oxywell GmbH
99.1  14  Certification Pursuant to 18 U.S.C. Section 1350.

--------------------------------------------------------------

(a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002

(b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

                                  Exhibit 99.1

                                  CERTIFICATION

         Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Wilhelm Liesner, Chief Executive Officer and Chief Financial Officer of Technology Acquisition Corporation (the "Company"), hereby certifies that, to the best of their knowledge:

         The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002, and to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, the undersigned have set their hands hereto as of this ___ day of August 2002.




                                         /s/  Wilhelm Liesner
                                        ---------------------
                                              Wilhelm Liesner
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER