Form 10KSB/A
period 2002-03-31
TECHNOLOGY ACQUISITION CORP
filed 2002-11-04
CIK 1121225

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

Amendment No. 1 to Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ---------------- to -------------------

Commission File Number:

                        TECHNOLOGY ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

   		Nevada                                   87-2099034
           --------                                   ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                                509 N. Winnetka
                                   Suite 207
                              Dallas, Texas 75211

         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

N/A.

    Transitional Small Business Disclosure Format (Check one):

    Yes [ ]; No [X] .

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................ 1

ITEM 2. Description of Property............................................ 8

ITEM 3. Legal Proceedings.................................................. 8

ITEM 4. Submission of Matters to a Vote of Security Holders.................8

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters............9

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................ 12

ITEM 7. Financial Statements................................................16

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters................................... 16

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.................................................................17

ITEM 10. Executive Compensation............................................ 19

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management.....................................................22

ITEM 12. Certain Relationships and Related Transactions.................... 23

ITEM 13. Exhibits and Reports on Form 8-K.................................. 24


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

      Roatan Medical Technologies, Inc. engaged in business as a development stage company with the intent of producing and marketing medical devices and procedures. Roatan's primary focus was the production and marketing of its self-contained infectious waste disposal system known as the Redloc(R)II Disposal System. The Company had contracted with United Systems, Inc. to manufacture the waste disposal system products. In January, 1999, due to a lack of funding, the Company sold its patent rights as well as all of the Company's other assets pursuant to an Asset Exchange Agreement ("Agreement") to Healthbridge, Inc., which thereafter became a publicly traded company in consideration for which the Company received 330,000 shares of Healthbridge common stock acquired at a market value of $1,650,000. In addition to the Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United Systems, Inc. ("United"). At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. Because, however, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement.

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

     Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.
                                  8

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

There is presently no trading market for the Company's common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Upon the effective date of this Registration Statement, the Company intends to cause to be filed a Form 15C-211 with the National Association of Securities Dealers ("NASD") to permit the Company's common stock to be quoted on the NASDQ Bulletin Board. Subject to approval of the NASD, the Company's shares of common stock will trade on the Bulletin Board under the symbol TACC, if available. There are no outstanding warrants to purchase or securities convertible into the Company's common stock. The Company has issued a total of 200,000 options to an outside consultant, convertible into an equal number of shares of the Company's common stock at an exercise price of $1.00 a share for 100,000 shares and $2.00 a shares for the remaining 100,000 shares all of which expire on November 6, 2006, or sooner if the optionee's consulting relationship with the Company ceases prior to that date. The granting of the options to the consultant represents consideration in lieu of a salary or other monetary compensation for the work to be performed by the consultant on behalf of the Company, primarily in establishing a commercial distribution network for promotion of the product in major resort areas. Under the terms of the contractual grant, the consultant may exercise his options at any time. The grant price was negotiated between the Company and the consultant which was substantially greater than the per share value of the stock at the date of grant and was arrived at for the primary purpose of providing incentive to the consultant to develop the market so that the options would have value in the future. With the exception of the grant of options to the consultant, the Company has granted no other options nor established a stock option plan for its employees, directors or consultants. The Securities and Exchange Commission has adopted a Rule which established the definition of a "penny stock," for purposes relevant to our company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must(i)obtain financial information and investment experience and objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

     (c) Dividends. We have not paid any dividends since our inception and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of our company, among other factors, and will be at the sole discretion of our board of directors.

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

In November 2001, the Company issued 1,000,000 shares of the Company's Common Stock to the Company's President, Wilhelm Liesner, in consideration for Mr. Liesner's granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. The transaction was valued at a nominal value of $0.01 a share because
(i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license cannot be determined and future cash flows are uncertain. There was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. All of the shares were issued pursuant to
Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

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

All the persons who were issued shares of the Company's common stock have been made aware by the Company in writing that the shares are restricted under the Act and that the shares must be held indefinitely until the shares are registered or an exemption from registration is available.
                                    11

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

Plan of Operation.

To date, we have not received any revenues and have incurred ongoing operating losses since inception due to costs related to business development, legal and accounting fees, consulting fees and other costs associated with establishing a business. We have no internal sources of liquidity and we do not currently generate any internal cash flow to fund working capital needs. These factors raise sub-stantial doubt about our ability to continue as a going concern. We are currently conducting limited operations and our operating expenses have been minimized until we are able to raise external funds or generate internal cash flows. The Company's current cash needs are funded by its President and majority shareholder, Wilhelm Liesner.

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

Product commitment costs...................	$ 524,000	77%
Other product costs........................	$  37,680    6%
General operating expenses ...........          $  49,000    7%
Marketing and advertising.............          $  65,000   10%
Total.................................          $ 675,680  100%

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

Mr. Walter Brinkmann, Age 59. Director. Mr. Brinkmann started working at Colgate-Palmolive in Brussels where he eventually became New Products Manager, Benelux after earning his degree from the Technical University of Berlin and his MBA from INSEAD at Fontainebleau. Thereafter, Mr. Brinkmann was employed by McKinsey & Co., Dusseldorf, where he specialized in developing new consumer brand strategies for major European companies and U.S. subsidiaries operating in Europe. In 1984, Mr. Brinkmann joined Bayer AG as Director of Marketing, Consumer Products Division, and became General Manager of Bayer's German operations in 1987. From 1990 onward, he created and managed the European Affairs Office for the Coca-Cola Company and a European governmental affairs network within the EU and candidate countries. Since late 2000, Mr. Brinkmann has operated from the United Kingdom as an independent consultant in his fields of expertise. Mr. Brinkmann has been a Director of the Company since December, 2001.
                                    17

Our board of directors is comprised of only one class of directors. Directors of our company serve for a term of one year or until their successors are duly elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board.


(b) Significant Employees.

There are presently no other employees of the Company other than its executive officer, Wilhelm Liesner.


(c) Family relationships. Ms. Tanja Leonard, who is the Secretary/ Treasurer of the Company is the daughter of the President of the Company.

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

(e) Compliance with Section 16(a) of the Exchange Act.

To our company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a)of the Exchange Act during the most recent fiscal year, which ended March 31, 2002.

Item 10. Executive Compensation.

In November, 2001, the Company entered into a License Agreement with
Wilhelm Liesner, its principal shareholder, who is also an officer and director of the Company pursuant to which Mr. Liesner granted to the Company an \ exclusive license to market and sell the Oxywell System in the United States, Puerto Rico and Canada (the "License Agreement"). Mr. Liesner holds the foregoing marketing rights through an agreement entered into between Mr. Liesner and Oxywell GmbH, a German company which holds the patent and other proprietary rights to the Oxywell System and trade names and trademarks associated with the System. Pursuant to the License Agreement, Mr. Liesner is to receive a royalty of two per cent (2%) of the gross revenues from sale of the Oxywell products. Additionally Mr. Liesner was issued 1,000,000 shares of the Company's common stock in consideration for the granting by him of the exclusive license to the Company, which were issued to him in November, 2001. Also in November, 2001, the Company issued to Mr. Liesner a total of 250,000 shares of its common stock in consideration for past services rendered as an officer of the Company. On January 2, 2002, the Board of Directors agreed to transfer 330,000 shares of common stock held in Health-bridge, Inc. to its president and majority stockholder for past services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The shares were valued at the closing bid price on January 2, 2002 of $0.23 per share totaling a value of $75,900.00.
With the exception of the foregoing, Mr. Liesner has received no monetary or other compensation from the Company in the Company's last three fiscal years.

No retirement, pension, profit sharing, stock option plans or other compensatory programs have been adopted by the Company for its officers or directors.

Directors serve without fees or any other compensation for their services.

The following table sets forth the compensation paid during the fiscal year ended March 31, 2002, to our company's chief officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2002 and no bonuses were awarded during fiscal 2002.

                           SUMMARY COMPENSATION TABLE


                             Long Term Compensation

                        Annual Compensation Awards Payouts


                              Restricted Securities

Name and                                   Other Annual     Stock       Underlying       LTIP          All Other
Principal                Salary    Bonus   Compensation    Award(s)    Options/SARs    Payouts       Compensation
Position         Year     ($)       ($)        ($)           ($)           (#)           ($)              ($)
--------         ----    ------    -----   ------------  ----------   -------------     -------      -------------
Wilhelm          2002
Liesner	     -0-      -0-    	-0-         -0-        $25,000.00*
President and
Director         2001     -0-       -0-        -0-          -0-           -0-

                 2000     -0-       -0-        -0-          -0-           -0-

Walter           2002     -0-       -0-        -0-          $5,000**      -0-
Brinkman
Director	2001	-0-		-0-         -0-         -0-           -0-

                 2000     -0-       -0-        -0-          -0-           -0-

Charles          2002     -0-       -0-        -0-          $20,000***    -0-
Conn
Director         2001     -0-       -0-        -0-          -0-           -0-

                 2000     -0-       -0-        -0-          -0-           -0-

* Mr. Liesner was issued 250,000 restricted shares of common stock for past services rendered to the company which has been valued at $25,000. Mr. Liesner was also issued 1,000,000 restricted shares in consideration for the license agreement between Mr. Liesner and the company. Those shares have been valued at $.01 per share.

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

                      Name and		Amount and			Percentage
Title of              Address of          Nature of		     	of Class*
Class                 Beneficial Owner    Beneficial Ownership
--------              --------------      --------------------    ----------

common stock, par     Wilhelm Liesner           3,737,500(1)             65 %
value $.01           2807 Allen Street,            Direct
per share            Suite 713
                     Dallas, Texas 75204


*Based on 5,771,115 shares issued and outstanding as of the filing date \ of this registration statement.

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

                    Name and              Amount and  		Percentage
Title of            Address of            Nature of  	      	of
Class               Beneficial Ownership  Class   			Class*
--------            ----------------      --------------------    ----------
Common stock, par    Wilhelm Liesner         3,737,500(1)          65 %
value $.01           2807 Allen Street,          Direct
per share            Suite 713
                     Dallas, Texas

Common stock, par    Walter Brinkmann          50,000(1)            1%
value, $.01          16 Colgrove Down Direct
per share            Cumnor Hill
                     Oxford, OX2 9HT
                     England

Common stock, par    Charles Conn             200,000  (1)          3%
value, $.01          350 Rathburn Rd. W.       Direct
per share            Suite 1903
                     Mississauga, Ont. L5B 3Y2

All Officers and Directors as a Group (3 persons)                  69 %

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


Date: October 16, 2002


                              By: /s/Wilhelm Liesner
                              --------------------
                              Wilhelm Liesner
                              President and Director

EXHIBITS

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent Auditors' Report .....................................	2

Balance Sheet at March 31, 2002 ..................................	3

Statements of Operations for the years ended March 31, 2002 and 2001, and
for the period from inception (June 21, 1972) to March 31, 2002 ......	4

Statements of Stockholders' Equity (A Deficit) for the period from inception
(June 21, 1972) to March 31, 2002 ............... . . . . . . ... 	5-7

Statements of Cash Flows for the years ended March 31, 2002 and 2001, and
for the period from inception (June 21, 1972) to March 31, 2002 ......	8

Notes to the Financial Statements ................ . . . . . . . . . . 	9-23

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

/s/  Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona
June 24, 2002


TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Balance Sheet
March 31, 2002

ASSETS
Current Assets                                                    $
                                                                  0
Total Assets                                                      $
                                                                  0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                               $
  Checks Issued in Excess of Cash                                94
  Accounts Payable                                           80,153
Total Current Liabilities                                    80,247

Commitments and Contingencies                                  NONE

Stockholders' Equity
Preferred Stock: $0.25 Par Value;
  Authorized:  5,000,000; Issued and outstanding: None         NONE
Common Stock: $0.01 Par Value; Authorized Shares:
  30,000,000; Issued and Outstanding: 5,771,115              57,711
Additional Paid In Capital                                4,235,488
Loss Accumulated During the Development Stage            (4,373,446)
Total Stockholders' Equity (a Deficit)                      (80,247)

Total Liabilites and Stockholders' Equity                         $
                                                                  0

The accompanying notes are an integral part of these financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Operations
For the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002
                                                                   From
                                                                   Inception
                                                                   (June 21,
                                          Year Ended  Year Ended   1972) to
                                          March 31,   March 31,    March 31
                                          2002        2001         2002
Revenues                                  $          $            $
                                                  0          0            0

General and Administrative Expenses         121,703    (41,747)    (752,252)

Operating Loss                             (121,703)   (41,747)    (752,252)

Other Expenses
  Realized losses on permanent declines
    in marketable equity securities          (6,600)  (184,800)  (1,574,100)
  Interest Expense                                -          -    (359,826)
Total Other Expenses                         (6,600)  (184,800)  (1,933,926)

Net Loss Before Discontinued Operations            -  (226,547)  (2,686,178)


Discontinued Operations
  Operating Loss (Note 6)                          -          -  (2,400,617)
  Gain on disposal of discontinued
     operations (Note 6)                           -          -     713,349
Loss from Discontinued Operations                  -          -  (1,687,268)

Net Loss Available to Common Stockholders  $(128,303) $(226,547)$(4,373,446)
Basic Loss Per Share of Common Stock
  Net Loss Before Discontinued Operations  $   (0.03) $   (0.06)$     (0.57)
  Discontinued Operations                           -          -      (0.36)
  Net Loss Per Common Share                $   (0.03) $   (0.06)$     (0.93)

Weighted Average Number of
Common Shares Outstanding                   4,708,251  4,106,115   4,708,251

The accompanying notes are an integral part of these financial statements .
                                   4

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (A Deficit)
For the Period from Inception (June 21, 1972) to March 31, 2002

                                                                                                        Loss
                                                                                                    Accumulated
                                                                                      Additional      During the
                                              Preferred      Common         Stock       Paid In       Development
                                                Stock        Shares        Amount       Capital          Stage
                                                -----        ------        ------       -------          -----
Inception, June 21, 1972                          -                -             -              -             -
Common stock issued for services at $0.01
     per share                                    -           20,000           200            800             -
Common stock issued for cash at $0.015 per
     share                                        -        1,040,600        10,406         69,210             -
Net loss from inception on June 21, 1972
     through March 31, 1987                       -                              -              -         (30,220)
                                                  -      ------------   ----------     ----------        --------
                                                                   -
Balance, March 31, 1987                           -        1,060,600        10,606         70,010        (30,220)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -             50               -
Net loss, year ended March 31, 1988               -                              -              -        (27,497)
                                                  -      ------------   ----------     ----------        --------
                                                                   -
Balance, March 31, 1988                           -        1,060,600        10,606         70,060        (57,717)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          2,674               -
Net loss, year ended March 31, 1989               -                              -              -        (25,904)
                                                  -      ------------   ---------      ----------        --------
                                                                   -
Balance, March 31, 1989                           -        1,060,600        10,606         72,734        (83,621)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          1,600               -
Net loss, year ended March 31, 1990               -                              -              -         (1,275)
                                                  -      ------------   ----------     ----------         -------
                                                                   -
Balance, March 31, 1990                           -        1,060,600        10,606         74,334        (84,896)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            568               -
Net loss, year ended March 31, 1991               -                              -              -           (914)
                                                  -      ------------   ----------      ----------          -----
                                                                   -
Balance, March 31, 1991                           -        1,060,600        10,606         74,902        (85,810)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          1,516               -
Net loss, year ended March 31, 1992               -                              -              -         (1,087)
                                                  -      ------------    ---------     ----------         -------
                                                                   -
Balance, March 31, 1992                           -        1,060,600        10,606         76,418        (86,897)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            521               -
Net loss, year ended March 31, 1993               -                              -              -           (193)
                                                  -      -----------   -----------     ----------           -----
                                                                   -
Balance, March 31, 1993                                 -  1,060,600        10,606         76,939        (87,090)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -             45               -
Net loss, year ended March 31, 1994               -                              -              -           (494)
                                                  -      ------------   ----------     -----------          -----
                                                                   -
Balance, March 31, 1994                           -        1,060,600        10,606         76,984        (87,584)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            400               -
Net loss, year ended March 31, 1995               -                              -              -           (299)
                                                  -      -----------    ----------     ----------          -----

Balance, March 31, 1995                           -        1,060,600        10,606         77,384        (87,883)              -

The accompanying notes are an integral part of these financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
 Statements of Stockholders' Equity (A Deficit)
For the Period from Inception (June 21, 1972) to March 31, 2002

                                                                                                        Loss
                                                                                                     Accumulated
                                                                                      Additional      During the
                                              Preferred    Common         Stock        Paid In       Development
                                                Stock      Shares        Amount        Capital          Stage
                                                -----      ------        ------        -------          -----
Common stock issued for cash at $0.13 per
     share                                        -        19,400           194         12,416                -
Distribution to stockholders                      -             -             -        (9,450)                -
Net loss, year ended March 31, 1996               -                           -              -          (3,267)
                                                  -   ------------    ----------    ----------          -------
                                                                -
Balance, March 31, 1996                           -     1,080,000        10,800         80,350         (91,150)
Common issued for the acquisition of 100%
     of the outstanding stock of Wintex
     Corp., April 2, 1996                         -     2,400,000        24,000      2,496,009                -
Shares canceled, May 23, 1996                     -          (80)           (1)              1                -
Capital contribution                              -             -             -         34,900                -
Common stock issued in exchange for
     organization expenses paid, August
     14, 1996                                     -       177,500         1,775        100,725                -
Common stock issued for cash at an average
     price of $0.335 per share during the
     six months ended September 30, 1996
                                                  -       208,695         2,087         67,913                -
Net loss, year ended March 31, 1997               -                           -                       (854,511)
                                                  -   -----------    -----------   ------------       ---------
                                                                -                            -
Balance, March 31, 1997                           -     3,866,115        38,661      2,779,898        (945,661)
Common stock issued for services rendered
     at $1.00 per share, June 20, 1997
                                                  -        40,000           400         39,600        -
Common stock issued for cash at $0.50 per
     share, June 23, 1997                         -        50,000           500         24,500        -
Common stock issued for services rendered
     at $1.00 per share, July 24, 1997
                                                           50,000           500         49,500
Common stock issued for services rendered
     at $1.00 per share, August 26, 1997
                                                  -       100,000         1,000         99,000        -
Net loss, year ended March 31, 1998               -                           -                     (1,385,535)
                                                  -   ------------   -----------  -------------     -----------
                                                                -                            -
Balance, March 31, 1998                           -     4,106,115        41,061      2,992,498      (2,331,196)
Net loss, year ended March 31, 1999               -                           -                       (771,722)
                                                  -   ------------   -----------  -------------       ---------
                                                                -                            -
Balance, March 31, 1999                           -     4,106,115        41,061      2,992,498      (3,102,918)
Debt converted to apic                            -             -             -      1,079,022                -
Accounts payable converted to apic                -             -             -         63,980                -
Capital contributions                             -             -             -         29,338                -


The accompanying notes are an integral part of these financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
 Statements of Stockholders' Equity (A Deficit)
For the Period from Inception (June 21, 1972) to March 31, 2002

                                                                                                          Loss
                                                                                                      Accumulated
                                                                                       Additional      During the
                                              Preferred     Common         Stock        Paid In       Development
                                                Stock       Shares        Amount        Capital          Stage
                                                -----       ------        ------        -------          -----

Net loss, year ended March 31, 2000               -             -              -             -          (915,678)
                                                  -      ----------   -----------      ---------        ---------
                                                                  -                            -
Balance, March 31, 2000                           -       4,106,115        41,061      4,164,838      (4,018,596)
Net loss, year ended March 31, 2001               -                             -                       (226,547)
                                                  -      ----------   -----------   ------------        ---------
                                                                  -                            -
Balance, year ended March 31, 2001                -       4,106,115        41,061      4,164,838      (4,245,143)
Common stock issued for legal services
     rendered at $0.10 per share, November
     19, 2001                                     -          40,000           400          3,600                -
Common stock issued for consulting services
     rendered at $0.10 per share, November
     19, 2001 (Note 1)                            -         750,000         7,500         67,500                -
Common stock issued in exchange for
     licensing agreement at $0.01 per
     share, November 19, 2001 (Note 1)            -       1,000,000        10,000              -                -
Cancellation of shares on January 30,
     2002, previously issued on
     November 19, 2001                            -       (125,000)        (1,250)       (11,250)               -
Expenses paid on behalf of the
     Company by a stockholder                     -               -             -         10,800                -
Net loss, year ended March 31, 2002               -               -             -                       (128,303)
                                                  -      ----------   -----------     ----------       ----------
Balance, December 31, 2001                        -      $5,771,115    $   57,771     $4,235,488     $(4,373,446)
                                                          =========       =======      =========      ===========



The accompanying notes are an integral part of these financial statements.
                                   7

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Cash Flows
For the years ended March 31, 2002 and 2001, and for the period from inception (June 21, 1972) to March 31, 2002

                                                                                      From
                                                                                      Inception
                                                                                      (June 21,
                                                       Year ended     Year Ended      1972) to
                                                       December 31,   December 31,     March 31,
                                                           2002           2001           2001
                                                           ----           ----           ----

Cash Flows From Operating Activities
Net Loss                                              $  (128,303)    $ (226,547)   $(4,373,446)
Adjustments to Reconcile Net Loss to Net Cash
    Used In Operating Activities
     Depreciation                                               0               0       434,010
     Common Stock Issued for Services                      66,500               0       257,500
     Common Stock Issued for Licensing agreement           10,000               0        10,000
     Transfer of Asset for Past Services Rendered          14,595               0        14,595
     Notes payable incurred for services rendered               0               0       220,000
     Write down of inventory                                    0               0       572,829
     Gain on Asset Exchange                                     0               0      (713,349)
     Realized Losses on Marketable Securities               6,600         184,800     1,574,100
Changes in Assets and Liabilities
    Increase (Decrease) in Accounts Payable               (4,516)           9,669       377,350
    Increase (Decrease) in Accrued Liabilities                  0               0       240,966
                                                       -----------  -   ---------   -----------
Total Adjustments                                          83,179         194,469     2,988,001
                                                   --      ------ -        ------   -----------
Net Cash Used In Operating Activities                    (35,124)         (32,078)   (1,385,445)

Cash Flows From Financing Activities
   Checks issued in excess of cash                             94               0            94
   Proceeds From the Sale of Common Stock                       0               0       187,226
   Loans From Shareholders                                 24,205          32,000        61,305
   Capital Contributions                                   10,800               0        82,412
   Proceeds on Notes Payable                                    0               0     1,054,408
                                                         --------       ---------     ---------
Net Cash Provided By Financing Activities                  35,099          32,000     1,385,445
                                                           ------           -----        ------

Increase (Decrease) in Cash and Cash Equivalents              (25)            (78)           (0)
Cash and Cash Equivalents, Beginning of Period                 25             103             0
                                                               --             ---           ---
Cash and Cash Equivalents, End of Period                $       0       $      25      $      0
                                                              ===             ===            ==

Cash paid for interest and income taxes:                 -               -              -
Supplemental noncash investing and financing
      activities:
   Common stock issued for services rendered           $   66,500        -             $257,500
                                                           ======                      ========
   Common stock issued for licensing agreement         $   10,000                      $ 10,000
                                                           ======                        ======
   Gain on Exchange of net assets for common
      stock of Healthbridge, Inc.                        -               -             $713,349

   Transfer of 330,000 shares of Healthbridge,Inc.
      to majority stockholder in full satisfaction
      of shareholder loans and for past services
      rendered                                         $   14,595        -             $ 14,595

   Realized Losses on Marketable Securities            $    6,600      $  184,800    $1,574,100
                                                            =====         =======     =========
   Notes payable incurred for services rendered          -               -           $  220,000

   Conversion of debt to equity                          -               -           $1,143,002

   Common stock exchanged for subsidiary                 -               -           $2,520,009

   Notes payable exchanged for inventory                 -               -           $  638,010

   Common stock issued for organization costs            -               -           $  102,500

   Write down of inventory                               -               -           $  572,829


The accompanying notes are an integral part of these financial statements.
                                  8

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Technology Acquisition Corporation (A Development Stage Company) (the "Company") was originally incorporated in the State of Utah on June 21, 1972 under the name of Loadmatic Corporation, as an investment management company, with an authorized capital of 30,000,000 shares of $0.01 par value common stock. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996, at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of the oil and gas operations, the Company had ceased its investment management business. In January 1996, the Company acquired Wintex Corp. ("Wintex") from Wintex's founder and majority shareholder, Wilhelm Liesner ("Liesner"), the current Chief Executive Officer, President and majority shareholder of the Company, in exchange for 2,400,000 shares of the Company's common stock. Wintex owned patents, intellectual and marketing rights to the Redlocr II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications.

On April 17, 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc. ("Roatan") and increased its authorized capital to 35,000,000 shares consisting of 30,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.25 par value preferred stock. The common stock has voting rights of one vote per share. The preferred stock rights and preferences are to be determined by the Board of Directors, who has the authority to designate and issue the preferred stock in one or more series. On June 24, 1996, Roatan was incorporated in the State of Nevada with the same authorized capital as the Utah Corporation, and on July 23, 1996, by migratory merger, Roatan (a Utah corporation) was merged into Roatan (a Nevada corporation). Roatan developed its business with the intent of producing and marketing medical devices and procedures, with its primary focus as producing and marketing the Redlocr II Disposal System.
The Company contracted with United Systems, Inc. ("United") to manufacture the waste disposal system products, but due to lack of funding, the Company sold its patent rights as well as the Company's other assets pursuant to an Asset Exchange Agreement dated January 27, 1999, to Healthbridge, Inc., which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge, Inc. common stock acquired at a market value of $1,650,000. In addition to the Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United. At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. Because, however, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority share-holder interest in United after which United became a party to the Agreement.

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

On April 2, 1996, the Company exchanged 2,400,000 shares of restricted common stock for 100% of the outstanding common stock of Wintex Corp., a Texas corporation. Wintex Corp.'s founder and majority shareholder, Liesner, is also the current Chief Executive Officer, President and majority shareholder of the Company. The transaction was recorded at the net book value of Wintex Corp. in the amount of $2,520,009, because exchanges or transfers of assets between related parties or entities under common control are valued at historical costs in a manner similar to that in pooling-of-interest accounting. Wintex owned patents, intellectual and marketing rights to the Redlocr II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. Wintex Corp. is no longer in existence.

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

On November 19, 2001, the Company issued 665,000 shares of restricted common stock for services rendered at $0.10 per share, or $66,500, as follows: 40,000 shares of restricted common stock to an unrelated party for legal services rendered in connection with filing a registration statement with the Securities and Exchange Commission; 250,000 shares to the majority stockholder for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary; 50,000 shares to a related party, (the daughter of the majority stockholder) for accounting and bookkeeping services; 50,000 shares to an unrelated party for director fees; 200,000 shares to an unrelated consultant to formulate a marketing strategy for the Oxywell product, of which 125,000 shares were subsequently canceled on January 30, 2002; and 200,000 shares to an unrelated consultant for business management services. The value ascribed to the shares of common stock was based on
the fair value of the services received.   The fair market value of the
common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market. The share issuances and values assigned were consummated on terms equivalent to those that prevail in an arm's-length transaction.

On November 19, 2001, the Company also issued 1,000,000 shares of restricted common stock to its President, Wilhelm Liesner ("Liesner"), in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water oxygenating system in North America. There was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. The transaction was approved by the Board
of Directors.   The transaction was recorded at a nominal value of $10,000, or $0.01 per share, because (i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license cannot be determined and future cash flows are uncertain. No asset was recognized and the entire value was expensed and included in general and administrative expenses for the year ended March 31, 2002, since the recoverability of this contract is uncertain.

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

Product commitment costs......................	$ 524,000	77%
Other product costs........................	$  37,680    6%
Operating Expense .............................	$  49,000    7%
Marketing and advertising......................	$  65,000   10%
Total..........................................	$ 675,680  100%

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

The following is a summary of marketable equity securities classified as "available-for-sale" securities as required by SFAS No. 115:

Cost                                             $    1,650,000
Gross realized losses-year ended March 31, 1999	       (495,000)
Estimated Fair Value, March 31, 1999                  1,155,000
Gross realized losses-year ended March 31, 2000        (887,700)
Estimated Fair Value, March 31, 2000                    267,300
Gross realized losses-year ended March 31, 2001        (184,800)
Estimated Fair Value, March 31, 2001                     82,500
Realized losses-year ended March 31, 2002                (6,600)
Estimated Fair Value before transfer to majority
    stockholder                                          75,900
Value of shares distributed to majority stockholder     (75,900)
Balance									$       -

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

Related party transactions. Included in accounts payable for all periods presented is $75,000 for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.

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

The gain on the disposal is as follows:

Sales Price:330,000 shares of Healthbridge, Inc.
common stock				$      1,650,000

Assets purchased:
Inventory                                 40,395
Fixed Assets, Net                         10,778
Organization Costs                       102,500
Patents, Net                           2,100,007      (2,253,680)

Liabilities assumed:
FCIC Promissory Note (FCIC)            1,000,000
Accounts Payable per agreement
  (includes FCIC "Expense Notes"
    of $84,681) (See below)              233,215
Accrued interest forgiven                 83,814       1,317,029

Gain on disposal                                      $  713,349

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

The loss on discontinued operations follows:

Revenue                                      $38,701
Operating costs                           (2,439,318)
Net loss                            $     (2,400,617)
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

Stock options outstanding and exercisable on March 31, 2002 are as follows:

                                                                   Weighted
                                                Weighted           Average
     Range of                      Shares       Average            Remaining
     Exercise Price                Under        Exercise Price     Contractual
     per Share                     Option       per Share          Life in Years
     --------------  		    ---------     --------------	 -------------
     Outstanding and Exercisable:
		   $1.00               100,000       $0.33                1.53
		   $2.00               100,000       $0.67                3.05
                                   200,000

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

Net loss
  As reported                $128,303
  Pro forma                  $186,861

Net loss per common share
  As reported                $0.03
  Pro forma                  $0.04