Form 10QSB
period 2002-09-30
TECHNOLOGY ACQUISITION CORP
filed 2002-11-14
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[  ]Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .

                   Commission file number: 000-049635

                   TECHNOLOGY ACQUISITION CORPORATION
      (Exact name of small business issuer as specified in its charter)


            Nevada                                 87-2099034
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)




            509 N. Winnetka, Suite 207, Dallas, Texas 75208
       (Address of principal executive office)     (Postal Code)

                           (214) 948-2990
                     (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  x                              No____


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 8, 2002 was 5,771,115.

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2002 ..........................3

Unaudited Statement of Operations for the three and six months ended September 30, 2002 and 2001, and the period from inception to
September 30, 2002 ........................................................4

Unaudited Statement of Cash Flows for the six months ended September 30,
2002 and 2001, and the period from inception to September 30, 2002 ........5

Notes to Unaudited Financial Statements ...................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION ..................................12

ITEM 3.  CONTROLS AND PROCEDURES .........................................17


PART II

ITEM 1. LEGAL PROCEEDINGS ................................................18

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS .........................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................18

ITEM 4. SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS ...............18

ITEM 5. OTHER INFORMATION ................................................18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................18

SIGNATURES ...............................................................19

CERTIFICATION ............................................................20

INDEX TO EXHIBITS ........................................................22

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

                    TECHNOLOGY ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Interim Unaudited Balance Sheet
                           September 30, 2002

ASSETS
Current Assets
   Cash                                                 $      263
Total Current Assets                                           263


Total Assets                                            $      263
                                                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities             $   77,480
   Loans from shareholders                                  27,000
Total Current Liabilities                                  104,480

Stockholders' Equity
Preferred Stock: $0.25 Par Value; Authorized Shares,
   5,000,000, Issued and Outstanding, None                    None
Common Stock: $0.01 Par Value; Authorized Shares,
   30,000,000; Issued and Outstanding, 5,771,115            57,711
Additional Paid In Capital                               4,235,488
Deficit Accumulated During the Development Stage        (4,397,416)
Total Stockholders' Equity (A Deficit)                    (104,217)

Total Liabilities and Stockholders' Equity              $      263

                  See condensed notes to financial statements.

                    TECHNOLOGY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                Interim Unaudited Statements of Operations
          For the Three Months Ended September 30, 2002 and 2001,
             and for the period from Inception (June 21, 1972
                          to September 30, 2002
                                                                               Deficit
                              Three Months    Three Months    Six Months    Six Months    Accumulated
                              Ended           Ended           Ended         Ended         During the
                              September 30,   September 30,   September 30, September 30, Development
                              2002            2001            2002          2001          Stage
______________________________________________________________________________________________________
Revenues                      $         -     $          -    $          -  $         -   $          -

Operating Expenses
  General and
   administrative expenses         (3,082)          (8,586)        (18,170)     (11,541)      (770,422)
  Research and development
   expenses                             -                -          (5,800)           -         (5,800)
                              _________________________________________________________________________
Total operating expenses           (3,082)          (8,586)        (23,970)     (11,541)      (776,222)

Operating Loss                     (3,082)          (8,586)        (23,970)     (11,541)      (776,222)

Other Expenses
  Realized losses on per-
    manent declines in
    marketable equity
    securities                          -                -               -            -     (1,574,100)
   Interest expense                     -                -               -            -       (359,826)
                              _________________________________________________________________________
Total other expenses                    -                -               -            -     (1,933,926)

Net loss before discontinued
  operations                      (3,082)           (8,586)         (23,970)     (11,541)   (2,710,148)

Discontinued operations
  Operating loss (Note 6)               -                -                -            -    (2,400,617)
  Gain on disposal of
    discontinued operations
    (Note 6)                            -                -                -            -       713,349
                              _________________________________________________________________________
Loss from discontinued
   operations                           -                -                -            -    (1,687,268)

Net loss available to
  common stockholders         $    (3,082)    $     (8,586)    $    (23,970)   $ (11,541) $ (4,397,416)
                              =========================================================================

Basic and diluted loss per
share ofcommon stock
  Net loss before discon-
   tinued operations                    -                -                -            -   $     (1.13)
   Discontinued operations              -                -                -            -         (0.70)
                              _________________________________________________________________________
   Net loss per common share            -                -                -            -   $     (1.83)


Weighted average number of
  common shares outstanding     5,771,115        4.106,115        5,771,115    4.106,115     2,395,806

                          See condensed notes to financial statements.


                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                    Interim Unaudited Statements of Cash Flows
               For the Six Months Ended September 30, 2002 and 2001,
                             and for the period from
                 Inception (June 21, 1972) to September 30, 2002

                                                                        Deficit
                                     Six Months       Six Months        Accumulated
                                     Ended            Ended             During the
                                     September 30,    September 30,     Development
                                     2002             2001              Stage
______________________________________________________________________________________

Cash flows from operating
   activities
Net loss                             $   (23,970)     $    (11,541)     $ (4,397,416)
Adjustments to reconcile net
  loss to net cash used in
    operating activities
  Depreciation                                 -                 -           434,010
  Common stock issued for services             -                 -           257,500
  Common stock issued for licensing
    agreement                                  -                 -            10,000
  Transfer of asset for
    past services rendered                     -                 -            14,595
  Notes payable incurred for
    services rendered                          -                 -           220,000
  Write down of inventory                      -                 -           572,829
  Gain on asset exchange                       -                 -          (713,349)
  Realized losses on marketable
    securities                                 -                 -         1,574,100
Changes in Assets and Liabilities
  Increase (decrease) in accounts
    payable                               (2,673)           (9,669)          374,677
  Increase (decrease) in accrued
    liabilities                                -                 -           240,966
                                    _________________________________________________
Total adjustments                         (2,673)           (9,669)        2,985,328
Net cash used in operating
  activities                             (26,643)          (21,210)       (1,412,088)

Cash flows from financing
  activities
  Checks issued in excess of cash            (94)                -                 -
  Proceeds from the sale of common
     stock                                     -                 -           187,226
  Loans from shareholders                 27,000            21,190            88,305
  Capital contributions                        -                 -            82,412
  Proceeds on notes payable                    -                 -         1,054,408
                                    _________________________________________________
Net cash provided by financing
  activities                              26,906            21,190         1,412,351

Increase (decrease) in cash and
  cash equivalents                           263               (20)              263

Cash and cash equivalents,
  beginning of period                          0                25                 0
                                    _________________________________________________
Cash and cash equivalents,
  end of period                     $        263      $          5   $           263
                                    =================================================

Cash paid for interest and
  income taxes:                                -                 -                 -

               See condensed notes to financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
              Interim Unaudited Statements of Cash Flows
         For the Six Months Ended September 30, 2002 and 2001,
                     and for the period from
           Inception (June 21, 1972) to September 30, 2002

                                                                            Deficit
                                         Six Months       Six Months        Accumulated
                                         Ended            Ended             During the
                                         September 30,    September 30,     Development
                                         2002             2001              Stage
__________________________________________________________________________________________

Supplemental noncash investing
 and financing activities:
   Common stock issued for services
     rendered                               -              -      $     257,500
   Common stock issued for
     licensing agreement                    -              -      $      10,000
   Gain on exchange of net assets
     for common stock of
     Healthbridge, Inc.                     -              -      $     713,349
   Transfer of 330,000 shares of
     Healthbridge, Inc. to
     majority stockholder in full
     satisfaction of shareholder
     loans and for past services
     rendered                               -              -      $      14,595
   Realized losses on marketable
     securities                             -              -      $   1,574,100
   Notes payable incurred for
     services rendered                      -              -      $     220,000
   Conversion of debt to equity             -              -      $   1,143,002
   Common stock exchanged for
     subsidiary                             -              -      $   2,520,009
   Notes payable exchanged for
     inventory                              -              -      $     638,010
   Common stock issued for
     organization costs                     -              -      $     102,500
   Write down of inventory                  -              -      $     572,829

                   See condensed notes to financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and six months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB, as amended.

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

NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

The Company has been a development stage company and has incurred net operating losses since inception, June 21, 1972. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated no revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated. Management believes that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds through loans from shareholders, debt or equity financing, to insure that there is sufficient capitalization of the Company in marketing the Oxywell System.

The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance of the product. The Company anticipates this first stage will last three to six months and costs approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage, the Northeast Region, and the fifth and final stage, the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the first quarter of calendar 2003.

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

The Company expects to begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. The Company does not presently generate profits and expends approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. The Company anticipates its monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. The Company expects its cash requirements over the next twelve months ended September 30, 2003, to be approximately $999,520 as follows:

Product commitment costs............................. $   786,000       79%
Other product costs.................................. $    56,520        6%
Operating Expense.....................................$    74,000        7%
Marketing and advertising.............................$    83,000        8%
Total.................................................$   999,520      100%

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the three months ended September 30, 2002, the Company received $27,000 from the President and majority stockholder. Additionally, the President and majority stock-holder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

The majority of the Company's cash requirements results from the minimum monthly purchase commitments pursuant to the Oxywell Agreement.
The Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50. On September 17, 2002, the President of the Company and Oxywell GmbH agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon are deleted without substitution. Additionally, the minimum requirements are newly defined as follows: (i) starting with the day that Oxywell can guaranty long-term delivery viability, a period of three months begins; (ii) starting with the first day of the following calendar month, TAC will accept delivery of at least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month; (iii) the rate of increase is deleted without substitution; (iv) the duration of the contract is extended based on the above; and (v) the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment. Oxywell has guaranteed long-term viability and February 2003 is the first month TAC will accept delivery pursuant to the revised agreement as discussed in item
(ii) above. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods with an option to renew by the Company for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

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

The computation of basic loss per share is as follows for the three and six months ended September 30:

                           Three Months    Three Months   Six Months    Six Months
                           Ended           Ended          Ended         Ended
                           September 30,   September 30,  September 30, September 30,
                           2002            2001           2002          2001
Numerator-net loss
available to common
stockholders               $    (3,082)    $     (8,586)  $   (23,970)  $   (11,541)    $(4,397,416)

Denominator-weighted
average number of
common shares
outstanding                  5,771,115        4.106,115     5,771,115     4.106,115       2,395,806

Basic and diluted loss
per common share                     -                -             -             -     $     (1.83)

NOTE 4.  RELATED PARTIES

On September 1, 2002, Wilhelm Liesner ("Liesner"), President and majority stockholder of TAC, became President of Oxywell Gmbh ("Oxywell"), a German company headquartered in Allershausen and Munich. In October 2001, Oxywell entered into an agreement with Liesner pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. In November 2001, TAC entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, which began marketing the System in the European Economic Community in July, 2001. The license agreement between Mr. Liesner and the Company is virtually co-extensive with the Oxywell Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS. When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Technology Acquisition Corporation (TAC) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by TAC which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the TAC's periodic reports on Forms 10-KSB, 10-KSB, as amended, 10-QSB and 8-K filed with the Securities and Exchange Commission.

RISK FACTORS. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing;
(v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our product or similar products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability,
(xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the industry;
(xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance our consumer research and market investigations have led us to expect. We anticipate this first stage will last three to six months and will cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure all our Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage
- the Northeast Region, and the fifth and final stage - the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the first quarter of calendar 2003.

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

We anticipate we will begin marketing the product in approximately three to six months after completing an initial market assessment to gauge interest in the product. We do not presently generate profits and we expend approximately $3,000 to $5,000 per month for working capital and general corporate purposes, including any marketing expenses. We anticipate our monthly operating costs to increase to $25,000 per month once operations commence, excluding any amounts committed for purchases. We expect our cash requirements over the next twelve months ending September 30, 2003 to be approximately $999,520 as follows:

Product commitment costs............................. $   786,000       79%
Other product costs.................................. $    56,520        6%
Operating Expense.....................................$    74,000        7%
Marketing and advertising.............................$    83,000        8%
Total.................................................$   999,520      100%

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company $45,000 over the next several weeks which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the six months ended September 30, 2002, the Company received $27,000 from the President and majority stockholder, which have been classified as loans on the balance sheet as of September 30, 2002. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern.

The majority of the Company's cash requirements results from the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The
Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50. On September 17, 2002, the President of the Company and Oxywell GmbH agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon are deleted without substitution. Additionally, the minimum requirements are newly defined as follows: (i) starting with the day that Oxywell can guaranty long-term delivery viability, a period of three months begins; (ii) starting with the first day of the following calendar month, TAC will accept delivery of at least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month; (iii) the rate of increase is deleted without substitution; (iv) the duration of the contract is extended based on the above; and (v) the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment. Oxywell has guaranteed long-term viability and February 2003 is the first month TAC will accept delivery pursuant to the revised agreement as discussed in item
(ii) above. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods with an option to renew by the Company for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

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

Contractual Obligations

The exclusive license to market and sell the Oxywell System in North
America is subject to the Company maintaining minimum purchases of the product of 1,000 units monthly for the period from February 2003 through August 2003; 3,000 units monthly through April 2008. Future minimum purchase commitments over the next five years for the twelve months ended September 30, 2003 are as follows: (2003:$786,000; 2004 - 2007:$2,358,000 per year;
2008:$1,375,500).

In the event that the Company does not obtain the minimum purchase levels, the principle shareholder has the right to reduce the geographic scope of the territory or add other distributors to the territory at which time the minimum purchase levels would be decreased proportionately. Notwith-standing these provisions, the Company has the right to retain both the geographic scope and exclusivity, if the Company purchases the minimum number of units required by the agreement

ITEM 3. CONTROLS AND PROCEDURES

The President, who is also the chief executive officer and the chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  See Index to Exhibits.
(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TECHNOLOGY ACQUISITION CORPORATION

                                      /s/  Wilhelm Liesner
                                      Wilhelm Liesner, President and Director

CERTIFICATION
I, Wilhelm Liesner, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Technology Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Wilhelm Liesner

Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.   DESCRIPTION

3.1         (a)   Articles of incorporation
3.2         (a)   Certificates of Amendment to Certificate of Incorporation
                  of Registrant
3.3         (a)   Certificates of Amendment to Certificate of Incorporation
                  of Registrant
3.4         (a)   Articles of Incorporation of Registrant
3.5         (a)   Articles of Merger of Registrant
3.6         (a)   Certificate of Amendment to Certificate of Incorporation
                  of Registrant
3.7         (a)   Bylaws of Registrant
3.8         (a)   Amended Bylaws of Registrant
10.1        (a)   License Agreement between Registrant and Wilhelm Liesner
10.2        (a)   License Agreement between Wilhelm Liesner and
                  Oxywell GmbH
10.3        (b)	Agreement of Amendment between Wilhelm Liesner and
                  Oxywell GmbH
10.4        18    Agreement of Amendment between Wilhelm Liesner and
                  Oxywell GmbH

----------------------------------------------------------------------------
(a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002
(b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

Exhibit 10.4

Willy H. Liesner


Oxywell GmbH & Co.
Sauerstofftechnik KG
Dominikus-Kaeser-Str. 11
85391 Allershausen

                                                   September 17, 2002

Independent Representation Agreement

Dear Ladies and Gentlemen,

I am herewith referring to the "Independent Representation Agreement" dated October 2, 2001, as well as the various correspondences, especially the letters dated April 17, 2002, as well as our various conversations.

Considering the developments within Oxywell, an adequate and orderly delivery of the apparatus and cartridges to TAC is at this time not guaranteed for the long term. The start-up costs in the USA and Canada are substantial; therefore it would be fatal if the supply should not be available past the introductory phase. Therefore,the following changes were agreed upon:

1.  item 2, paragraph 2, 3 and 4 are deleted without substitution.
2.  the minimum requirements detailed in item 5, are newly defined as follows:

Starting with the day, that Oxywell can guaranty long-term delivery viability, a period of three months begins. Starting with the first day of the following calendar month, TAC will accept delivery of at least 1,000 oxygen apparatus per month for six months and thereafter3,000 devices per month.
The rate of increase as defined in the Independent Representation Agreement is deleted without substitution. The parties agree that it is in the best interest of TAC to achieve as high a rate of increase as possible.

3.  The defined duration of the contract item 11 is extended based on the above.
4. The " payment of product " definition set forth in item 12, sub-paragraph 4, by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from date of shipment or 60 days net from date of shipment."

Please confirm with your legally binding signature your acceptance of the above changes, which we had already discussed orally.

Sincerely,
/s/ W. H. Liesner
........................

Agree with the above:

/s/ Oxywell GmbH & Co. Sauerstoff KG
........................



23