Form 10QSB
period 2002-12-31
TECHNOLOGY ACQUISITION CORP
filed 2003-02-14
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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




            2807 Allen Street, Suite 809, Dallas, Texas 75204
       (Address of principal executive office)     (Postal Code)

                           (214) 948-2990
                     (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  x                              No____


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of February 9, 2003 was 4,870,616.

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheet as of December 31, 2002 ..........................3

Unaudited Statement of Operations for the three and nine months ended December 31, 2002 and 2001, and the period from inception to
December 31, 2002 ........................................................4

Unaudited Statement of Cash Flows for the nine months ended December 31,
2002 and 2001, and the period from inception to December 31, 2002 ........5

Notes to Unaudited Financial Statements ..................................6

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION .................................11

ITEM 3.  CONTROLS AND PROCEDURES ........................................18


PART II

ITEM 1. LEGAL PROCEEDINGS ...............................................19

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS ........................19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................19

ITEM 4. SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS ..............19

ITEM 5. OTHER INFORMATION ...............................................19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................19

SIGNATURES ..............................................................20

CERTIFICATION ...........................................................21

INDEX TO EXHIBITS .......................................................23

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

                    TECHNOLOGY ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Interim Unaudited Balance Sheet
                            December 31, 2002

ASSETS
Current Assets
   Cash                                                 $     2,182
Total Current Assets                                          2,182

Computer Equipment, net                                       1,424


Total Assets                                            $     3,606
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities             $   56,289
   Accounts payable, related party (Note 4)                 75,000
   Loans from shareholders                                  27,000
Total Current Liabilities                                  158,289

Stockholders' Equity
Preferred Stock: $0.25 Par Value; Authorized Shares,
   5,000,000, Issued and Outstanding, None                    None
Common Stock: $0.01 Par Value; Authorized Shares,
   30,000,000; Issued and Outstanding, 5,771,115            57,711
Additional Paid In Capital                               4,235,488
Deficit Accumulated During the Development Stage        (4,447,882)
Total Stockholders' Equity (A Deficit)                    (154,683)

Total Liabilities and Stockholders' Equity              $    3,606
                                                        ===========

                  See condensed notes to financial statements.

                    TECHNOLOGY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                Interim Unaudited Statements of Operations
       For the Three and Nine Months Ended December 31, 2002 and 2001,
             and for the period from Inception (June 21, 1972)
                          to December 31, 2002
                                                                                          Deficit
                              Three Months    Three Months    Nine Months   Nine Months   Accumulated
                              Ended           Ended           Ended         Ended         During the
                              December 31,    December 31,    December 31,  December 31,  Development
                              2002            2001            2002          2001          Stage
______________________________________________________________________________________________________
Revenues                      $    21,935     $         -     $     21,935  $         -   $     21,935
Cost of Revenues                   15,960               -           15,960            -         15,960
                              _________________________________________________________________________
Gross Profit                        5,975               -            5,975            -          5,975

Operating Expenses
  General and
   administrative expenses        (51,929)         (92,596)        (70,009)    (104,137)      (822,351)
  Research and development
   expenses                        (4,512)               -         (10,312)           -        (10,312)
                              _________________________________________________________________________
Total operating expenses          (56,441)         (92,596)        (80,411)    (104,137)      (832,663)

Operating Loss                    (50,466)         (92,596)        (74,436)    (104,137)      (826,688)

Other Expenses
  Realized losses on per-
    manent declines in
    marketable equity
    securities                          -                -               -            -     (1,574,100)
   Interest expense                     -                -               -            -       (359,826)
                              _________________________________________________________________________
Total other expenses                    -                -               -            -     (1,933,926)

Net loss before discontinued
  operations                     (50,466)          (92,596)        (74,436)    (104,137)    (2,760,614)

Discontinued operations
  Operating loss (Note 6)               -                -                -            -    (2,400,617)
  Gain on disposal of
    discontinued operations
    (Note 6)                            -                -                -            -       713,349
                              _________________________________________________________________________
Loss from discontinued
   operations                           -                -                -            -    (1,687,268)

Net loss available to
  common stockholders         $   (50,466)    $    (92,596)    $    (74,436)   $(104,137) $ (4,447,882)
                              =========================================================================

Basic and diluted loss per
share ofcommon stock
  Net loss before discon-
   tinued operations                    -                -                -            -   $     (1.13)
   Discontinued operations              -                -                -            -         (0.69)
                              _________________________________________________________________________
   Net loss per common share   $   (0.009)    $      (0.02)    $      (0.01)   $   (0.02)  $     (1.82)


Weighted average number of
  common shares outstanding     5,771,115        4.866,224        5,771,115     4.360,406     2,449,811

                          See condensed notes to financial statements.


                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                    Interim Unaudited Statements of Cash Flows
               For the Nine Months Ended December 31, 2002 and 2001,
                             and for the period from
                 Inception (June 21, 1972) to December 31, 2002

                                                                         Deficit
                                     Nine Months      Nine Months        Accumulated
                                     Ended            Ended              During the
                                     December 31,     December 31,       Development
                                     2002             2001               Stage
______________________________________________________________________________________

Cash flows from operating
   activities
Net loss                             $   (74,436)     $   (104,137)     $ (4,447,882)
Adjustments to reconcile net
  loss to net cash used in
    operating activities
  Depreciation                                49                  -          434,059
  Common stock issued for services             -             79,000          257,500
  Common stock issued for licensing
    agreement                                  -             10,000           10,000
  Transfer of asset for
    past services rendered                     -                 -            14,595
  Notes payable incurred for
    services rendered                          -                 -           220,000
  Write down of inventory                      -                 -           572,829
  Gain on asset exchange                       -                 -          (713,349)
  Realized losses on marketable
    securities                                 -                 -         1,574,100
Changes in Assets and Liabilities
  Increase (decrease) in accounts
    payable                                51,136            (9,090)         428,486
  Increase (decrease) in accrued
    liabilities                                -                 -           240,966
                                    _________________________________________________
Total adjustments                          51,185           (79,910)       3,039,186
Net cash used in operating
  activities                             (23,251)           (24,227)      (1,408,696)

Cash flow from investing activities
  Capital expenditures                    (1,473)                -            (1,473)
Net cash flow used in investing
     activites                            (1,473)                -            (1,473)

Cash flows from financing
  activities
  Checks issued in excess of cash            (94)                -                 -
  Proceeds from the sale of common
     stock                                     -                 -           187,226
  Loans from shareholders                 27,000            24,205            88,305
  Capital contributions                        -                 -            82,412
  Proceeds on notes payable                    -                 -         1,054,408
                                    _________________________________________________
Net cash provided by financing
  activities                              26,906            24,205         1,412,351

Increase (decrease) in cash and
  cash equivalents                         2,182               (22)            2,182

Cash and cash equivalents,
  beginning of period                          0                25                 0
                                    _________________________________________________
Cash and cash equivalents,
  end of period                     $      2,182      $          5   $         2,182
                                    =================================================

Cash paid for interest and
  income taxes:                                -                 -                 -

               See condensed notes to financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
              Interim Unaudited Statements of Cash Flows
         For the Nine Months Ended December 31, 2002 and 2001,
                     and for the period from
           Inception (June 21, 1972) to December 31, 2002

                                                                             Deficit
                                         Nine Months      Nine Months        Accumulated
                                         Ended            Ended              During the
                                         December 31,     December 31,       Development
                                         2002             2001               Stage
__________________________________________________________________________________________

Supplemental noncash investing
 and financing activities:
   Common stock issued for services
     rendered                               -              $    79,000        $    257,500
   Common stock issued for
     licensing agreement                    -              $    10,000        $     10,000
   Gain on exchange of net assets
     for common stock of
     Healthbridge, Inc.                     -                        -        $    713,349
   Transfer of 330,000 shares of
     Healthbridge, Inc. to
     majority stockholder in full
     satisfaction of shareholder
     loans and for past services
     rendered                               -                        -        $     14,595
   Realized losses on marketable
     securities                             -                        -        $  1,574,100
   Notes payable incurred for
     services rendered                      -                        -        $    220,000
   Conversion of debt to equity             -                        -        $  1,143,002
   Common stock exchanged for
     subsidiary                             -                        -        $  2,520,009
   Notes payable exchanged for
     inventory                              -                        -        $    638,010
   Common stock issued for
     organization costs                     -                        -        $    102,500
   Write down of inventory                  -                        -        $    572,829

                   See condensed notes to financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM FINANCIAL STATEMENTS
                         DECEMBER 31, 2002

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002, and the results of operations and cash flows for the three and nine months ended December 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB, as amended.

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

NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

The Company has been a development stage company and has incurred net operating losses since inception, June 21, 1972. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated minimal revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated. Management believes that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds through loans from shareholders, debt or equity financing, to insure that there is sufficient capitalization of the Company in marketing the Oxywell System.

Due to certain developments occurring within Oxywell GmbH ("Oxywell"), a Germany company headquartered in Munich, adequate and orderly delivery of the apparatus and cartridges to the Company is not guaranteed in the long term by Oxywell. The start-up costs in the USA and Canada are large; therefore it would be fatal if the supply were not available past the introductory phase. Pursuant to a letter dated September 17, 2002, the President of the Company and Oxywell agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated

October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon were deleted without substitution. Additionally, the minimum purchase requirements are newly defined as follows:

1. starting with the day that Oxywell can guaranty long-term delivery viability, a period of three months begins;
2. starting with the first day of the following calendar month, TAC will accept delivery of a least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month;
3. the rate of increase is deleted without substitution;
4. the duration of the contract is extended based on the above; and
5. the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment. Oxywell has not yet guaranteed long-term production viability. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two con-secutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance of the product. The Company anticipates this first stage will last three to six months and costs approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage, the Northeast Region, and the fifth and final stage, the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the second quarter of calendar 2003.

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

The Company expects to begin marketing the product in the second quarter of 2003 after Oxywell confirms that it can guarantee adequate and orderly delivery of the product to the Company. In the event, however, that the expectations of management do not materialize, within the next twelve months, TAC may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses would involve legal and auditing expenses. The expenses of the Company's audit, legal and professional requirements (including expenses in connection with complying with the Securities Exchange Act 1934) have been and continue to be advanced by TAC's president and majority shareholder. It is possible that any advances by management may be paid by issuing shares of the Company's common stock.

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company the necessary funds over the next several weeks, which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the nine months ended December 31, 2002, the Company received $27,000 from the President and majority stockholder. Once Oxywell is able to guarantee long-term delivery of the product, the Company's cash requirements will increase significantly as a result of teh minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the cost per the Oxywell Agreement is $65.50.

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

The computation of basic loss per share is as follows:

                                                                                        Deficit
                           Three Months    Three Months   Six Months    Six Months      Accumulated
                           Ended           Ended          Ended         Ended           During the
                           December 31,    December 31,   December 31,  December 31,    Development
                           2002            2001           2002          2001            Stage
Numerator-net loss
available to common
stockholders               $   (50,466)    $   (92,596)   $  (74,436)  $  (104,137)    $(4,477,882)

Denominator-weighted
average number of
common shares
outstanding                  5,771,115        4.866,224     5,771,115     4.360,406       2,449,811

Basic and diluted loss
per common share           $   (0.009)     $      (0.02)   $    (0.01)  $     (0.02)   $      (1.83)

NOTE 4.  RELATED PARTIES

Oxywell Agreement: On September 1, 2002, Wilhelm Liesner ("Liesner"), President and majority stockholder of TAC, became President of Oxywell
GmbH ("Oxywell"), a German company headquartered in Munich. In October 2001, Oxywell entered into an agreement with Liesner pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. In November 2001, TAC entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, which began marketing the System in the European Economic Community in July, 2001. The license agreement between Mr. Liesner and the Company is virtually co-extensive with the Oxywell Agreement.

Loans from Shareholders: From time to time, the Company's president or one of his related entities advances funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2002, included in loans from shareholders is $27,000 due to the Company's president.

Related party transactions:  Accounts payable, related party at December
31, 2002 represents $75,000 for services rendered by two companies that are wholly-owned by the President of the Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its self-contained infectious waste disposal system (Redloc II Disposal System). The services were performed during the period of October 1, 1996 to December 31, 1997. There was no contract.

NOTE 5.  COMMON STOCK-CONTINGENT CONSIDERATION

The Company has issued but not yet released 1,500,000 shares of common stock pending a final written agreement between Oxywell and the Company, whereby Oxywell will sell certain of its assets to the Company in exchange for 1,500,000 shares of the Company's common stock. The issuance of the common stock is not shown as outstanding securities because the outcome of the contingency is not yet determinable beyond a reasonable doubt.

NOTE 6. SUBSEQUENT EVENTS

On February 7, 2003, the company canceled 900,499 shares of previously issued common stock due to the fact that the consideration was never given or the services were never rendered. There was no significant effect on net loss per common share for teh comparative periods presented.

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

RESULTS OF OPERATIONS.

Revenues. The company generated revenue of $21,935 for the three and nine months ended December 31, 2002 compared to none in the corresponding prior period. Sales were minimal because the Company has not been able to fully implement and market its products due to undertain delivery of the apparatus and cartridges to the Company from Oxywell, which has not yet guaranteed long-term production viability.

Costs of revenues and gross margin. Costs of revenues were $15,960 yielding a gross margin of $5,975 or 27%, for the periods presented.

Operating Expenses.   Operating expenses for the three months ended December
31, 2002 and 2001 included general and administrative expenses of $51,929 and $92,596, respectively, and research and development expenses of $4,512 and $0,
respectively.   Operating expense for the nine months ended December 31, 2002 and 2001 included general and administrative expenses of $70,099 and $104,137, respectively, and research and development expenses of $10,312 and $0, respectively.

For the nine months ended December 31, 2002, operating expenses represented the following approximated expenses: marketing and advertising fees of $5,200, legal and professional fees of $29,000, consulting fees of $17,800, web site development fees of $4,500, and various other general and administrative expenses of $13,500 associated with establishing a business and supporting and implementing the Company's plan of operation.

For the nine months ended December 31, 2001, operating expenses represented the following approximated expenses: professional expenses of $11,000, an asset write down of $10,000 representing common stock issued to the President and majority stockholder for a licensing agreement valued at $10,000, and common stock issued for services rendered of $79,000 representing $4,000 for legal services rendered, $5,000 for accounting and bookkeeping services rendered by the daughter of the President and majority stockholder, $40,000 for marketing services, $5,000 for directors fees, and $25,000 to the President and majority stockholder for past services rendered.

Plan of Operations
We have generated minimal revenues and have incurred ongoing operating losses since inception due to costs related to business development, legal and accounting fees, consulting fees, reporting obligations under the Securities Exchange Act of 1934, and other costs associated with establishing a business. We have no internal sources of liquidity and we currently generate insignificant internal cash flow to fund working capital needs. These factors raise substantial doubt about our ability to continue as a going concern. We are currently conducting limited operations and our operating expenses have been minimized until we are able to raise external funds or generate adequate internal cash flows. The Company's current cash needs are funded by its President and majority shareholder, Wilhelm Liesner.

Due to certain developments occurring within Oxywell, adequate and orderly delivery of the apparatus and cartridges to the Company is not guaranteed in the long term by Oxywell. The start-up costs in the USA and Canada are immense; therefore it would be fatal if the supply were not available in the introductory phase. Pursuant to a letter dated September 17, 2002, between the President of the Company and Oxywell, Oxywell agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon were deleted without substitution. Additionally, the minimum requirements are newly defined as follows:

1. starting with the day that Oxywell can guaranty long-term delivery viability, a period of three months begins;
2. starting with the first day of the following calendar month, TAC will accept delivery of at least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month;
3.  the rate of increase is deleted without substitution;
4.  the duration of the contract is extended based on the above; and
5. the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment. Oxywell has not yet guaranteed long-term production viability. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods with an option to renew by the Company for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

The company is planning to introduce the product in five stages. The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance our consumer research and market investigations have led us to expect. We anticipate this first stage will last three to six months and will cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure all our Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage, the Northeast Region, and the fifth and final stage, the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the second quarter of calendar 2003.

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

The Company expects to begin marketing the product in the second quarter of 2003 after Oxywell confirms that it can guarantee adequate and orderly delivery of the product to the Company. In the event, however, that the expectations of management do not materialize, within the next twelve months, TAC may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses would involve professional, legal and auditing expenses, including expenses in connection with complying with the Securities Exchange Act of 1934, have been and continue to be advanced by TAC's president and majority shareholder. It is possible that any advances by management may be paid by issuing shares of the Company's common stock.

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company the necessary funds over the next several weeks, which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the nine months ended December 31, 2002, the Company received $27,000 from the President and majority shareholder.

Once Oxywell is able to guarantee long-term delivery of the product, the Company's cash requirements will increase significantly as a result of the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50. The Company's ability to meet these cash requirements is dependent upon the Company's ability to successfully obtain external financing, to market and develop national marketing channels, and to generate revenues. The Company operates in an intensely competitive industry and many of its competitors have much greater resources. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

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

The Company does not expect any significant purchases or sales of plant and significant equipment. We do not expect significant changes in the number of our employees or in our business operations; provided, however, that if we are unable to successfully market the Oxywell System we may be required to change our business or cease operations altogether.


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

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company the necessary funds over the next several weeks, which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. During the nine months ended December 31,002, the Company received $27,000 from the President and majority stockholder. Once Oxywell is able to guarantee long-term delivery of the product, the Company's cash requirements will increase significantly as a result of the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the unit cost per the Oxywell Agreement is $65.50.

17
<PAGES>

Related party Transactions.
(i) Oxywell Agreement - On September 1, 2002, Wilhelm Liesner ("Liesner"), President and majority stockholder of TAC, became President of Oxywell GmbH ("Oxywell"), a German company headquartered in Munich. In October 2001, Oxywell entered into an agreement with Liesner pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. In November 2001, TAC entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, which began marketing the System in the European Economic Community in July 2001. The license agreement between Mr. Liesner and the Company is virtually co-extensive with the Oxywell Agreement.

(ii) Loans from shareholders.  From time to time, the Company's president or one of his related entities advances funds to pay expenses incurred on behalf of the Company.  These loans are unsecured, non-interest bearing
     and due on demand.   As of December 31,2002, included in loans from share-
     holders is $27,000 due to the Company's president.

iii) Related party transactions. Included in accounts payable at December 31, 2002 is $75,000 for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997.
     There was no contract. Also included in accounts payable is $32,000 due to the Company's president for consulting services rendered.
     The president renders services on a monthly basis. There is currently no contract.

CRITICAL ACCOUNTING POLICIES. Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes and contingencies.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or
conditions.   We do not currently have any critical accounting policies that affect the financial statements for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued the following accounting pronouncement:
SFAS No. 148 -"Accounting for Stock Based Compensation-Transition and Disclosure," was adopted in December 2002, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has not had a chance to review what impact this standard may have on its financial statements.

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

Date: February 9, 2003

/s/ Wilhelm Liesner

Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.   DESCRIPTION

3.1         (a)   Articles of incorporation
3.2         (a)   Certificates of Amendment to Certificate of Incorporation
                  of Registrant
3.3         (a)   Certificates of Amendment to Certificate of Incorporation
                  of Registrant
3.4         (a)   Articles of Incorporation of Registrant
3.5         (a)   Articles of Merger of Registrant
3.6         (a)   Certificate of Amendment to Certificate of Incorporation
                  of Registrant
3.7         (a)   Bylaws of Registrant
3.8         (a)   Amended Bylaws of Registrant
10.1        (a)   License Agreement between Registrant and Wilhelm Liesner
10.2        (a)   License Agreement between Wilhelm Liesner and
                  Oxywell GmbH
10.3        (b)	Agreement of Amendment between Wilhelm Liesner and
                  Oxywell GmbH
10.4        (c)   Agreement of Amendment between Wilhelm Liesner and
                  Oxywell GmbH
99.1        18    Certification of Principal Executive and Financial Officer
                  pursuant to 18 U.S.C. Section 1350
----------------------------------------------------------------------------
(a) Incorporated by reference from the 10-SB filed with the Securities and Exchange Commission on February 20, 2002
(b) Incorporated by reference from the 10-SB/A filed with the Securities and Exchange Commission on July 9, 2002
(c) Incorporated by reference from the 10QSB filed with the Securities and Exchange Commission on November 14, 2002

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Wilhelm Liesner, Chief Executive Officer and Principal Financial Officer of Technology Acquisition Corporation (the "Registrant"), certify to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended December 31, 2002 (the "Report") of the Registrant, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Act of 1934, as amended; and

(2) The information contained in the Report, fairly presented, in all material respects, the financial condition and results of operations of the Registrant.


           By: _/s/ Wilhelm Liesner

           Date: February 9, 2003