Form 10QSB/A
period 2002-12-31
TECHNOLOGY ACQUISITION CORP
filed 2003-02-18
CIK 1121225

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

1. starting with the day that Oxywell can guaranty long-term delivery viability, a period of three months begins;
2. starting with the first day of the following calendar month, TAC will accept delivery of a least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month;
3. the rate of increase is deleted without substitution;
4. the duration of the contract is extended based on the above; and
5. the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment." Oxywell has not yet guaranteed long-term production viability. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

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