Form 10KSB
period 2003-03-31
TECHNOLOGY ACQUISITION CORP
filed 2003-07-01
CIK 1121225

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                          Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ---------------- to --------------

                      Commission File Number:  000-049635

                      TECHNOLOGY ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                   87-2099034
              --------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                          509 N. Winnetka, Suite 207
                               Dallas, Texas 75208
          (Address of principal executive offices, including zip code)

                          2807 Allen Street, Suite 713
                               Dallas, Texas 75204
                         (Registrant's Mailing Address)

                                 (214) 948-2990
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $56,459.

Aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 31, 2003: $10,711.
Number of shares of Common Stock, $0.01 par value, outstanding as of March 31, 2003: 4,858,616.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MARCH 31, 2003


TABLE OF CONTENTS

PART I                                                            PAGE

Item  1.    Description of Business..................................3

Item  2.    Description of Property.................................18

Item  3.    Legal Proceedings.......................................18

Item  4.    Submissions of Matters to a Vote of Security Holders....18

PART II

Item  5.    Market for Common Equity and Related Stockholder........19
            Matters

Item  6.    Management's Discussion and Analysis or Plan of ........20
            Operations

Item  7.    Financial Statements....................................24

Item  8.    Changes in and Disagreements with Accountants on........56
            Accounting and Financial Disclosure

PART III

Item  9.    Directors, Executive Officers, Promoters and Control....56
            Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.    Executive Compensation..................................58

Item 11.    Security Ownership of Certain Beneficial Owners and.....60
            Management
Item 12.    Certain Relationships and Related Transactions..........60

Item 13.    Exhibits and Reports on Form 8-K........................63

Item 14.    Controls and Procedures.................................64

Item 15.    Principal Accountant Fees and Services..................64

Signatures..........................................................66

Certifications......................................................67

INTRODUCTORY NOTE
This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties.

Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, lack of operating history, limited revenues since inception, loss or retirement of key executives and dependence on key personnel, capacity restraints, inability to obtain funding, adverse effect of shares eligible for future sale, potential fluctuations in quarterly results, misappropriation of proprietary information, environmental matters, adverse federal, state and local government regulation, litigation and administrative proceedings involving the Company, resulting in unanticipated losses, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.

In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncer-tainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1: Description of Business

Forward-Looking Statements

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business plans and expectations. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein and other risks detailed in the Company
<http://www.secinfo.com/$/SEC/Registrant.asp?CIK=925894>'s
periodic report filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The information con-stitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The company's historical development

Technology Acquisition Corporation ("TAC" or the "Company") has been a development stage company since its inception. The Company was originally incorporated in the state of Utah on June 21, 1972 under the name Loadmatic Corporation as an investment management company.
On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996 at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the dis-continuance of the oil and gas operations, the Company had ceased its investment management business. In January, 1996, the Company acquired Win Tex Corporation from Win Tex's founder and majority owner, Wilhelm Liesner, the current CEO, President and majority shareholder of the Company, in exchange for which it issued to Mr. Liesner a total of 2,400,000 shares of the Company's Common Stock. WinTex owned patents, intellectual and marketing rights to the Redloc Waste Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. The valuation of the shares relating to the issuance of the 2.4 million shares was negotiated by Mr. Liesner and the Company and was based upon a negotiated agreed price. The transaction was recorded at the book value of Wintex Corp. in the amount of $2,520,009.

In April of 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc.
In June of 1996, Roatan was incorporated as a Nevada entity and in July a migratory merger from Utah to Nevada was completed. Roatan Medical Technologies, Inc. engaged in business as a development stage company with the intent of producing and marketing medical devices and procedures. Roatan's primary focus was the production and marketing of its self-contained infectious waste disposal system known as the Redloc Disposal System. The Company had contracted with United Systems, Inc. to manufacture the waste disposal system products.

In January of 1999, due to a lack of funding, the Company sold its patent rights as well as all of the Company's other assets pursuant to an Asset Exchange Agreement ("Agreement") to Healthbridge, Inc., which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge common stock acquired at a market value of $1,650,000. In addition to the Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United Systems, Inc. ("United"). At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. However, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the Agreement, Mr. Liesner was elected as a director of Healthbridge, which position he re-signed effective January 2003. Following the sale, the Company ceased engaging in any business activity.

In July of 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation. In November of 2001, TAC entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, a German company headquartered in Munich, which began marketing the System in the European Economic Community in July of 2001.

In October of 2001, Oxywell GmbH entered into an agreement with Mr. Liesner (the "Oxywell Agreement") pursuant to which it granted Mr. Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. The license agreement between Mr. Liesner and the Company is virtually co-extensive with the Oxywell Agreement.
(See caption "Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts" below).

Our principal offices are located at 509 N. Winnetka, Suite 207, Dallas, Texas 75208.

Principal products or services and their markets

TAC is a development stage company, which intends to engage in the business of the marketing and sale of the Oxywell water oxygenating system, initially in the United States market, commencing in the fourth quarter of calendar 2003. In November of 2001, the Company acquired the exclusive right to market and sell the Oxywell water-oxygenating system (the "Oxywell System" or the "System") in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. To date, management has devoted the majority of its efforts to (i) developing its marketing strategy and plans, (ii) pursuing and assembling a management team to attain its business goals, and (iii) obtaining sufficient working capital from loans and from equity obtained through private placement offerings. The Systems have not yet been offered for sale in the U.S.

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

In August 1999, Oxywell GmbH introduced their System for making freshly oxygenated water to the German market. It soon became apparent that product flaws were causing consumer disappointment and the company pulled back in order to re-design. The current "market-ready" product was re-introduced in July 2001. It is now available in Germany, Austria, Switzerland, France, Spain, Poland, Lithuania and Czechia.
By December 2001, Systems were selling at the rate of 2,200 per month
= 26,000 units annualized. In addition, in the autumn of 2001, Taiwan/Hong Kong ordered 3,000 Systems and South Korea ordered 2,100 Systems. Sales of the system have since slowed down very sub-stantially due to the economic downturn and the fact that the previous sales channels do not address the fact that the added value of drinking Oxygen enriched water have to be explained "person to person" which is difficult to achieve thru current sales channels. Oxywell is currently changing its sales approach to multi-level-marketing to overcome this obstacle.

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

The key to the System is a single-use, disposable and recyclable cartridge of pressurized oxygen developed in-house by Oxywell GmbH.
To use, the decanter is filled with drinking water from any source.
The head is screwed on tightly to form an airtight seal. The oxygen cartridge is slipped into the cartridge key, which is then screwed onto the valve on the head to a depth that automatically opens the seal on the cartridge. The pressurized oxygen flows from the cartridge through the head into the water, infusing it with 70 mg of pure oxygen per liter. The consumer then spritzes out a glass full of freshly made oxygenated water.

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

Bottled waters of any sort are used by 35% of the U.S. population 18 years of age and older. That is approximately 70 million people. Bottled water as a category comprises 12.2% of the entire beverage market's gallonage, behind only soft drinks (49%), beer (19.4%) and fruit beverages (13.2%). The category is now more than $5 billion at retail annually and grew an average 10% per annum over the decade of the `90's. (Source: International Bottled Water Association, 2001). For all that, U.S. per capita spending on bottled water lags the European rate by a considerable margin, suggesting that the like-lihood of continued serious growth is great.

According to I.B.W.A. the bottled water category is heavily skewed toward young adults - particularly young women whose index of usage is 127 compared to the all-adult index of 100 - and usage is geo-graphically skewed to the Pacific, Southwest and Northeast regions which collectively comprise 75% of the total gallonage of bottled waters compared to 50% of the population.

The Company anticipates that initial acceptance for the Oxywell
System will demonstrate a similar demographic and geographic pattern, but has no objective assurance that this will be the case.

Distribution methods of the products or services

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

The Company is currently planning to introduce the product in five stages. The first stage will be a "test market" in a single metro-politan location in Southern California to confirm consumer acceptance of the product. The Company anticipates this first stage will last three to six months and cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure that the distribution logistics and ordering systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage
- the remainder of the U.S.A.   The Company is in the final stages of
completing its marketing and financing plans. Current objective is to introduce the product to the stage one test market in the fourth quarter of calendar 2003.

Consumers will be made aware of the product and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the Company's communications' program will ultimately depend upon budget availability. The Company's basic starter website will educate consumers as well as serve as one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest increases, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows, and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local news-papers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of introduction progress.

Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered. Distribution will occur in selected health, fitness and sports clubs, and, in retail merchandisers catering to the carriage trade, when these establishments approach the Company because their customers have been asking for the Oxywell System.

Status of any publicly announced new product or service

The Company is in the final stages of completing its marketing and financing plans. The Company's present objective is to introduce the product to the initial test marketing in Southern California in the fourth quarter of calendar 2003.

Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition

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

Based upon its analysis of the existing market and available products, the Company believes the Oxywell System will be the first portable system for infusing drinking water with efficacious oxygen. It provide the consumer with an alternative to purchasing the bottled oxygen waters presently being sold in retail stores. The Company will be marketing not only a new brand, but also a new concept and category. Accordingly, the communication approach will reinforce the continued building of the idea that drinking water infused with extra oxygen is a smart thing to do, and, communicate that the Oxywell System is the best way to do that smart thing fresh daily in one's own home or office.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

The Company will be marketing and selling the Oxywell System through the exclusive license agreement, which it has and will be dependant exclusively on Oxywell GmbH, the manufacturer of the System, for supply of the product, which is contractually obligated to manufacture and deliver the System to the Company.

Dependence on one or a few major customers

Currently, the Company has not begun marketing the Oxywell System and therefore has no customer base at present.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

In November of 2001, the Company entered into a licensing agreement with its principal shareholder pursuant to which it was granted an exclusive right to market and sell the Oxywell System in North America (the "territory"). Under the terms of the agreement, the Company has sole authority over the method and manner of the sale and marketing of the product. Both the exclusivity and the geographic scope of the license were originally subject to the Company maintaining a minimum purchase commitment of 1,000 units for the period December 1, 2002 through February 28, 2003, 5,000 units monthly for the period from March 1 through November 30, 2003 and an increase of thirty per cent annually for each succeeding year of the remaining term of the
agreement.   By letter of agreement dated September 17, 2002, the
President of the Company and Oxywell agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon were deleted without substitution. Additionally, the minimum purchase requirements are newly defined as follows:

1. starting with the day that Oxywell GmbH can guaranty long-term delivery viability, a period of three months begins;

2. starting with the first day of the following calendar month, the Company will accept delivery of a least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month;

3. the rate of increase is deleted without substitution;

4. the duration of the contract is extended based on the above; and

5. the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment." Oxywell GmbH has not yet guaranteed long-term production viability. The contract ter-mination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.

Under the terms of the agreement, the Company is to pay the principal shareholder as licensor, a royalty fee equal to two per cent of the Company's gross sales of the Oxywell product. The foregoing material terms of the agreement are identical to the terms of the licensing agreement between the principal and Oxywell GmbH (the "Oxywell Agreement"), with the exception that under the Oxywell Agreement, Oxywell is not entitled to any royalty on the sale of the product. The Company does not hold any patents or trademark or trade name proprietary rights relating to the Oxywell Product, but relies on the patent and trademark/trade name rights held by Oxywell GmbH, which has applied for trademark protection in the United States.

Need for any government approval of principal products or services
The Oxywell System is not subject to any governmental pre-approvals.
It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

Effect of existing or probable governmental regulations on the business Because of the nature of the product, it is not anticipated that the Company or the Oxywell System will be subject to any governmental regulations in its sale of the product or otherwise. With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations
could have a material adverse effect on our Company.   As a public
company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws and regulations, and the laws and regulations applicable to businesses generally. Other than main-taining its good standing in the State of Nevada, complying with applicable local business licensing requirements, preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations.

Research and development

During the fiscal year ended March 31, 2003, the Company incurred $10,312 in research and development expenses. As a licensee of the Oxywell System product, the Company will not be engaging in any significant research and development activities, but will be relying on its manufacturer, Oxywell GmbH, for improvements and innovations in the Oxywell System.

Costs and effects of compliance with environmental laws (federal, state and local).

The Company does not anticipate that it or the Oxywell product will be subject to environmental laws or regulations.

Number of total employees and number of full time employees

At present there are no employees of the Company other than its president. Since the Company will be focusing on direct sales to consumers, the Company does not intend to hire employees, other than office personnel, but rather will be utilizing independent contractors to perform the various marketing and sales functions involved in the sale of the Oxywell System directly to the consumer, which includes primarily call center personnel to process the purchase of the product and credit card processors. Continued marketing analysis and development will continue to be done by a consultant of the Company.

Risk Factors

In addition to other information in this 10-KSB, the following risk factors should be carefully considered in evaluating our business since the Company operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Auditor's Opinion Expresses Doubt About the Company's Ability to
Continue as a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended March 31, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations. We have only recently commenced business operations and we face a high risk of business failure and there can be no assurance that we will achieve profitable business operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared nor paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

Dependence on key management personnel

Our future success depends on the skills, experience and performance of our senior management team, other key personnel and advisors, and their ability to operate effectively, both individually and as a group. If any of our existing senior management or other key personnel were to leave the Company, it would be difficult to replace them, and our business would be materially harmed. There are no employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our key employees.

Our success will also depend on our ability to recruit, retain and motivate additional highly skilled sales, marketing and engineering personnel. We believe we will face significant competition for individuals with the skills required to develop, market and support our products and services.

Uncertainty of future financing

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to further develop our business and to pursue other business opportunities.

If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues and our business.

Significant fluctuations in quarterly operating results

Our quarterly operating results may vary significantly in the future. Moreover, as a result of our limited operating history it is difficult to accurately forecast our revenue in any given period. Accordingly, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of sustainable trends or other future performance. If our revenues, operating results or earnings are below the levels expected by investors, our stock price is likely to decline. Volatile trends and fluctuations are typically the result of the combination of general economic, political and market conditions. These factors are beyond our ability to control or predict.

Concentration of voting power

Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own approximately 83% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring share-holder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Future sales of large amounts of common stock

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933 could adversely affect the
market price of our common stock.   Our directors and executive
officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. Sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We may not have a majority of independent directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company <http://www.secinfo.com/$/SEC/Registrant.asp?CIK=925894> and its stockholders generally and the controlling officers, stockholders or directors.

"Penny Stocks"

Our common stock was recently approved for quotation on the OTC
Bulletin Board. Since our common stock trades below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases
  <http://www.secinfo.com/$/SEC/Documents.asp?CIK=1145328&Type=EX-99>;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement
(i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such
stocks before selling any penny stock to that investor.   This pro-
cedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential alleged intellectual property rights infringement

We are in a market in which a growing number of companies provide similar services. We cannot be certain that our services do not infringe on patents or other intellectual property rights of others that may relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trade-marks and other intellectual property rights of third parties. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in substantial costs, diversion of resources and management attention and in injunctions preventing us from distributing these services.

A successful infringement claim against us could materially and adversely affect us in the following ways:
- we may be liable for damages and litigation costs, including attorneys' fees;
-   we may be enjoined from further use of the intellectual property;
- we may have to license the intellectual property, incurring licensing fees;
- we may have to develop a non-infringing alternative, which could be costly and delay projects; and
- we may have to indemnify users of our web site with respect to losses incurred s a result of our infringement of the intellectual property.

Reports to security holders

As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our Company with the Securities and Exchange Commission.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at
<http://www.sec.gov>.

ITEM 2: DESCRIPTION OF PROPERTY

The Company's executive offices are currently located at 509 N. Winnetka, Suite 207, Dallas, Texas 75208 and Munich, Germany, on a monthly basis with two companies owned by the Company's principal shareholder and executive officer. The Company pays rent of $250 and $300 per month, respectively, for the leased space. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended March 31, 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

There is presently no trading market for the Company's common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.
The Company was recently approved for quotation on the OTCBB by the National Association of Securities Dealers ("NASD") under the symbol TEAQ.

 (b) Holders

According to our transfer agent, there are approximately 300 shareholders of record of the Company's common stock.

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

(d) Recent sales of securities.

On January 3, 2003 the Company sold 15,000 shares of common stock to the certain individuals at $1.00 per share for a total of $15,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

ITEM 6: Management's Discussion and Analysis or Plan of Operations

This Management's Discussion and Analysis and Plan of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "Risk Factors" in Item 1 and elsewhere in this Report. The following should be read in conjunction with the audited financial statements of the Company included in Item 7.

Plan of Operations

To date, we have made one sale in the U.S. of our product.
We have incurred ongoing operating losses since inception due to costs related to business development, legal and accounting fees, consulting fees and other costs associated with establishing a business. We have no internal sources of liquidity and we do not currently generate any internal cash flow to fund working capital needs. These factors raise substantial doubt about our ability to continue as a going concern. We are currently conducting limited operations and our operating expenses have been minimized until we are able to raise external funds or generate internal cash flows. The Company's current cash needs are funded by its President and majority shareholder, Wilhelm Liesner.

The Company is planning to introduce the product in five stages.
The first stage will be a "test market" in a single metro location, San Diego, to confirm the consumer acceptance our consumer research and market investigations have led us to expect. We anticipate this first stage will last three to six months and will cost approximately $65,000. The second stage will be a "rehearsal market" in the Southern California region to ensure all our Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage - the remainder of the U.S.A. The Company is in the final stages of completing its marketing and financing plans. Current objective is to introduce to the test market in the fourth quarter of calendar 2003.

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

Consumers will be made aware of the product's benefits and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the Company's communications' program will ultimately depend upon budget availability. The Company's basic starter website will educate consumers as well as serve as one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest develops, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local news-papers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of intro-duction progress. Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered.

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

Currently, the President and majority stockholder has committed to and is in the process of advancing the Company the necessary funds over the next several weeks, which the Company estimates will bring it to a point in its development where it can introduce the product into the test market. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, to ensure that the Company can continue as a going concern. During the fiscal year ended March 31, 2003, the President advanced $27,000 to meet working capital requirements. Additionally, the Company raised $15,000 through the issuance of 15,000 shares of its common stock at $1.00 per share pursuant to certain REG S securities purchase agreements.

The Company's ability to meet future cash requirements is dependent upon the Company's ability to successfully obtain external financing, to market and develop national marketing channels, and to generate revenues. The Company operates in an intensely competitive industry and many of its competitors have much greater resources. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

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

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse affect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse affect on our financial position or results of operations will not be imposed in these matters. During the fiscal year ended March 31, 2003, we canceled 927,499 of shares of previously issued common stock because we determined that consideration was never given or the services were never rendered. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of our Company follow on pages 25-55.

TECHNOLOGY ACQUISITION CORPORATION
Index to the Financial Statements
_____________________________________________________________________

Independent Auditors' Report .................................25

Balance Sheet at March 31, 2003 ..............................27

Statements of Operations for the years ended March 31, 2003
and 2002, and for the period from inception (June 21, 1972)
to March 31, 2003 ............................................28

Statements of Changes in Stockholders' Equity (A Deficit)
for the period from inception (June 21, 1972) to
March 31, 2003 ............................................29-31

Statements of Cash Flows for the years ended March 31, 2003
and 2002, and for the period from inception (June 21, 1972)
to March 31, 2003 .........................................32-33

Notes to the Financial Statements .........................34-55

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Technology Acquisition Corporation

We have audited the accompanying balance sheet of Technology Acquisition Corporation, a Nevada Corporation, (A Development Stage Company) as of March 31, 2003, and the related statements of operations, changes in stockholders' equity (a deficit), and cash flows for the years ended March 31, 2003 and 2002, and for the period from April 1, 1995 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these statements based on our audits. The related statements of operations, stockholders' equity, and cash flows of Technology Acquisition Corporation from inception of the development stage on June 21, 1972 through March 31, 1995 were audited by other auditors whose report, dated June 28, 1995, expressed an unqualified opinion with an explanatory paragraph discussing an uncertainty to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (a deficit)and cash flows from inception of the development stage on June 21, 1972 through March 31, 2003, insofar as it relates to amounts for prior periods through March 31, 1995, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Acquisition Corporation as of March 31, 2003, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net operating losses since inception (June 21, 1972), a working capital deficiency, and a net stockholders' deficit, which raises substantial doubt about the Company's ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations. Management's plans regarding the matters are also disclosed in Note
2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 17, 2003

                TECHNOLOGY ACQUISITION CORPORATION
                   (A Development Stage Company)
                           Balance Sheet
                           March 31, 2003

ASSETS

Current Assets
   Cash                                                     $   1,165
Total current assets

Fixed Assets, net (Note 4)                                      1,351

Total Assets                                                $   2,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                          $  25,380
  Accrued consulting fees - related party (Note 3)             31,476
  Accrued expenses - related party (Note 3)                    80,350
Total current liabilities                                     137,206

Commitments and Contingencies

Stockholders' Equity
  Preferred stock:  $0.25 par value; authorized:   5,000,000;
          issued and outstanding: none	                          -
  Common stock:$0.01 par value; authorized shares:30,000,000;
           issued and outstanding:  4,858,616	               48,586
   Additional paid-in capital	      4,259,613
   Deficit accumulated during the development stage        (4,442,889)
Total stockholders' equity (a deficit)                       (134,690)

Total Liabilities and Stockholders' Equity                  $   2,516



The accompanying notes are an integral part of these financial statements.

                    TECHNOLOGY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                        Statements of Operations
       For the years ended March 31, 2003 and 2002, and for the period from Inception (June 21, 1972) to March 31, 2003

                                            Year Ended    Year Ended    Cumulative
                                            March 31,     March 31,     from
                                            2003          2002          inception
__________________________________________________________________________________
Revenues
  Product Sales                             $    21,935     $    -       $  21,935
  Management fees - related party (Note 3)       34,524          -          34,524
                                            ______________________________________
Total Revenues                                   56,459          -          56,459

 General and
 administrative expenses                        125,902       121,703      878,154
                                            ______________________________________
Operating Loss                                  (69,443)     (121,703)    (821,695)

Other Expenses
 Realized losses on permanent declines in
 marketable equity securities (Note 8)                         (6,600)  (1,574,100)
 Interest expense                                                 -       (359,826)
                                            ______________________________________
Total other expenses                                 -         (6,600)  (1,933,926)

Net loss before income taxes and
 discontinued operations                       (69,443)           -     (2,755,621)

Provision for income taxes (Note 5)                  -            -             -

Discontinued operations (note 7)
 Operating loss                                                         (2,400,617)
 Gain on disposal of discontinued operations                               713,349
                                            ______________________________________
Loss from discontinued operations                                       (1,687,268)

Net loss available to common stockholders   $ (69,443)    $  (128,303) $(4,442,889)
                                            =======================================
Basic and diluted loss per share
 of common stock
   Continuing operations                    $   (0.01)    $     (0.03) $     (1.10)
   Discontinued operations                                                   (0.68)
                                            _______________________________________
Net loss                                    $   (0.01)    $     (0.03) $     (1.78)
Weighted average number of common shares
  outstanding                               5,642,553       4,708,251    2,492,960

The accompanying notes are an integral part of these financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A Development Stage Company)
     Statements of Changes in Stockholders' Equity (A Deficit)
  For the Period from Inception (June 21, 1972) to March 31, 2003

                                                                                                         Loss
                                                                                                     Accumulated
                                                                                      Additional      During the
                                              Preferred      Common         Stock       Paid In       Development
                                                Stock        Shares        Amount       Capital          Stage
                                                -----        ------        ------       -------          -----
Inception, June 21, 1972                          -                -             -              -             -
Common stock issued for services at $0.05
     per share                                    -           20,000           200            800             -
Common stock issued for cash at $0.075 per
     share                                        -        1,040,600        10,406         69,210             -
Net loss from inception on June 21, 1972
     through March 31, 1987                       -                              -              -        (30,220)
                                                  -      ------------   ----------     ----------        --------
                                                                   -
Balance, March 31, 1987                           -        1,060,600        10,606         70,010        (30,220)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -             50               -
Net loss, year ended March 31, 1988               -                              -              -        (27,497)
                                                  -      ------------   ----------     ----------        --------
                                                                   -
Balance, March 31, 1988                           -        1,060,600        10,606         70,060        (57,717)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          2,674              -
Net loss, year ended March 31, 1989               -                              -              -        (25,904)
                                                  -      ------------   ---------      ----------        --------
                                                                   -
Balance, March 31, 1989                           -        1,060,600        10,606         72,734        (83,621)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          1,600               -
Net loss, year ended March 31, 1990               -                              -              -         (1,275)
                                                  -      ------------   ----------     ----------         -------
                                                                   -
Balance, March 31, 1990                           -        1,060,600        10,606         74,334        (84,896)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            568               -
Net loss, year ended March 31, 1991               -                              -              -           (914)
                                                  -      ------------   ----------      ----------          -----
                                                                   -
Balance, March 31, 1991                           -        1,060,600        10,606         74,902        (85,810)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -          1,516               -
Net loss, year ended March 31, 1992               -                              -              -         (1,087)
                                                  -      ------------    ---------     ----------         -------
                                                                   -
Balance, March 31, 1992                           -        1,060,600        10,606         76,418        (86,897)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            521               -
Net loss, year ended March 31, 1993               -                              -              -           (193)
                                                  -      -----------   -----------     ----------           -----
                                                                   -
Balance, March 31, 1993                                 -  1,060,600        10,606         76,939        (87,090)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -             45               -
Net loss, year ended March 31, 1994               -                              -              -           (494)
                                                  -      ------------   ----------     -----------          -----
                                                                   -
Balance, March 31, 1994                           -        1,060,600        10,606         76,984        (87,584)
Expenses paid on behalf of the Company by
     a stockholder                                -                -             -            400               -
Net loss, year ended March 31, 1995               -                              -              -           (299)
                                                  -      -----------    ----------     ----------          -----

Balance, March 31, 1995                           -        1,060,600        10,606         77,384        (87,883)              -

The accompanying notes are an integral part of these financial statements.
29                                   5

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A Development Stage Company)
     Statements of Changes in Stockholders' Equity (A Deficit)
  For the Period from Inception (June 21, 1972) to March 31, 2003

                                                                                                        Loss
                                                                                                     Accumulated
                                                                                      Additional      During the
                                              Preferred    Common         Stock        Paid In       Development
                                                Stock      Shares        Amount        Capital          Stage
                                                -----      ------        ------        -------          -----
Common stock issued for cash at $0.65 per
     share                                        -        19,400           194         12,416                -
Distribution to stockholders                      -             -             -        (9,450)                -
Net loss, year ended March 31, 1996               -                           -              -          (3,267)
                                                  -   ------------    ----------    ----------          -------
                                                                -
Balance, March 31, 1996                           -     1,080,000        10,800         80,350         (91,150)
Common issued for the acquisition of 100%
     of the outstanding stock of Wintex
     Corp., April 2, 1996                         -     2,400,000        24,000      2,496,009                -
Shares canceled, May 23, 1996                     -          (80)           (1)              1                -
Capital contribution                              -             -             -         34,900                -
Common stock issued in exchange for
     organization expenses paid, August
     14, 1996                                     -       177,500         1,775        100,725                -
Common stock issued for cash at an average
     price of $0.335 per share during the
     six months ended September 30, 1996
                                                  -       208,695         2,087         67,913                -
Net loss, year ended March 31, 1997               -                           -                       (854,511)
                                                  -   -----------    -----------   ------------       ---------
                                                                -                            -
Balance, March 31, 1997                           -     3,866,115        38,661      2,779,898        (945,661)
Common stock issued for services rendered
     at $1.00 per share, June 20, 1997
                                                  -        40,000           400         39,600        -
Common stock issued for cash at $0.50 per
     share, June 23, 1997                         -        50,000           500         24,500        -
Common stock issued for services rendered
     at $1.00 per share, July 24, 1997
                                                           50,000           500         49,500
Common stock issued for services rendered
     at $1.00 per share, August 26, 1997
                                                  -       100,000         1,000         99,000        -
Net loss, year ended March 31, 1998               -                           -                     (1,385,535)
                                                  -   ------------   -----------  -------------     -----------
                                                                -                            -
Balance, March 31, 1998                           -     4,106,115        41,061      2,992,498      (2,331,196)
Net loss, year ended March 31, 1999               -                           -                       (771,722)
                                                  -   ------------   -----------  -------------       ---------
                                                                -                            -
Balance, March 31, 1999                           -     4,106,115        41,061      2,992,498      (3,102,918)
Debt converted to apic                            -             -             -      1,079,022                -
Accounts payable converted to apic                -             -             -         63,980                -
Capital contributions                             -             -             -         29,338                -


The accompanying notes are an integral part of these financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A Development Stage Company)
     Statements of Changes in Stockholders' Equity (A Deficit)
  For the Period from Inception (June 21, 1972) to March 31, 2003

                                                                                                          Loss
                                                                                                      Accumulated
                                                                                       Additional      During the
                                              Preferred     Common         Stock        Paid In       Development
                                                Stock       Shares        Amount        Capital          Stage
                                                -----       ------        ------        -------          -----

Net loss, year ended March 31, 2000               -             -              -             -          (915,678)
                                                  -      ----------   -----------      ---------        ---------
                                                                  -                            -
Balance, March 31, 2000                           -       4,106,115        41,061      4,164,838      (4,018,596)
Net loss, year ended March 31, 2001               -                             -                       (226,547)
                                                  -      ----------   -----------   ------------        ---------
                                                                  -                            -
Balance, year ended March 31, 2001                -       4,106,115        41,061      4,164,838      (4,245,143)
Common stock issued for legal services
     rendered at $0.10 per share, November
     19, 2001                                     -          40,000           400          3,600                -
Common stock issued for consulting services
     rendered at $0.10 per share, November
     19, 2001 (Note 1)                            -         750,000         7,500         67,500                -
Common stock issued in exchange for
     licensing agreement at $0.01 per
     share, November 19, 2001 (Note 1)            -       1,000,000        10,000              -                -
Cancellation of shares on January 30,
     2002, previously issued on
     November 19, 2001                            -       (125,000)        (1,250)       (11,250)               -
Expenses paid on behalf of the
     Company by a stockholder                     -               -             -         10,800                -
Net loss, year ended March 31, 2002               -               -             -                       (128,303)
                                                  -      ----------   -----------     ----------       ----------
Balance, December 31, 2002                        -      $5,771,115    $   57,771     $4,235,488     $(4,373,446)

Common stock issued for cash at $1.00
     per share pursuant to REG S on
     January 3, 2003                                         15,000           150         14,850                -
Cancellation of previously issued
     common stock in prior years                           (927,499)       (9,275)         9,275                -
Net loss, year ended March 31, 2003                -              -             -              -         (69,443)
                                                          =========       =======      =========      ===========
Balance, December 31, 2002                        -      $4,858,616    $   48,586     $4,259,613     $(4,442,889)


The accompanying notes are an integral part of these financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
          For the years ended March 31, 2003 and 2002, and for the period from inception (June 21, 1972) to March 31, 2003


                                     Year Ended       Year Ended         Cumulative
                                     March 31,        March 31,          from
                                     2003             2002               Inception
______________________________________________________________________________________

Cash flows from operating activities
Net loss                             $  (69,443)      $ (128,303)       $(4,442,889)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
  Depreciation                              123               -                 123
  Common stock issued for services            -           66,500            257,500
  Common stock issued for licensing
      agreement                               -           10,000             10,000
  Transfer of asset for
    past services rendered                    -           14,595             14,595
  Notes payable incurred for
    services rendered                         -               -             220,000
  Realized losses on marketable
    securities                                -            6,600          1,574,100
Changes in Assets and Liabilities
  Increase (decrease) in accounts
    payable                               20,227          (4,516)            20,227
  Increase (decrease) in accrued
    expenses (related party)               5,350              -              80,350
  Increase (decrease) in accrued
    consulting fees                       31,476              -              31,476
Net non-cash activities related to
  dicontinued operations                      -               -             836,806
                                    _________________________________________________
Net cash used in operating
  activities                             (12,276)        (35,124)        (1,397,712)

Cash flow from investing activities
  Capital expenditures                    (1,474)             -              (1,474)
                                    _________________________________________________
Net cash flow used in investing
     activites                            (1,474)             -              (1,474)

Cash flows from financing
  activities
  Checks issued in excess of cash            (94)             94                 -
  Proceeds from the sale of common
     stock                                15,000              -             202,226
  Loans from shareholders                 27,000            24,205           88,305
  Repaymentes to shareholders            (27,000)             -             (27,000)
  Capital contributions                        -            10,800           82,412
  Proceeds on notes payable                    -              -           1,054,408
                                    _________________________________________________
Net cash provided by financing
  activities                              14,906            35,099        1,400,351

Increase (decrease) in cash and
  cash equivalents                         1,165               (25)           1,165

Cash and cash equivalents,
  beginning of period                         -                 25               -
                                    _________________________________________________
Cash and cash equivalents,
  end of period                     $      1,165      $        -     $        1,165
                                    =================================================

Cash paid for interest and
  income taxes:                               -                -                 -

The accompanying notes are an integral part of these financial statements.

                 TECHNOLOGY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                       Statements of Cash Flows
      For the years ended March 31, 2003 and 2002, and for the period from inception (June 21, 1972) to March 31, 2003


                                     Year Ended       Year Ended         Cumulative
                                     March 31,        March 31,          from
                                     2003             2002               Inception
__________________________________________________________________________________________

Supplemental noncash investing
 and financing activities:
 Common stock issued for services
    rendered                               -          $  66,500         $  257,500
   Common stock issued for
     licensing agreement                   -          $  10,000         $   10,000
   Gain on exchange of net assets
     for common stock of
     Healthbridge, Inc.                    -                -           $  713,349
   Transfer of 330,000 shares of
    Healthbridge, Inc. to majority
    stockholder in full satisfaction
    of shareholder loans and for
    past services rendered                 -          $  14,595         $   14,595
   Realized losses on marketable
     securities                            -              6,600         $1,574,100
   Notes payable incurred for
     services rendered                     -                -           $  220,000
   Conversion of debt to equity            -                -           $1,143,002
   Common stock exchanged for
     subsidiary                            -                -           $2,520,009
   Notes payable exchanged for
     inventory                             -                -           $  638,010
   Common stock issued for
     organization costs                    -                -           $  102,500
   Write down of inventory                 -                -           $  572,829

The accompanying notes are an integral part of these financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization.  Technology Acquisition Corporation (A Development
Stage Company) (the "Company") was originally incorporated in the State of Utah on June 21, 1972 under the name of Loadmatic
Corporation, as an investment management company, with an authorized capital of 30,000,000 shares of $0.01 par value common stock. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996, at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of the oil and gas operations, the Company had ceased its investment management business. In January 1996, the Company acquired Wintex Corp. ("Wintex") from Wintex's founder and majority shareholder, Wilhelm Liesner ("Liesner"), the current Chief Executive Officer, President and majority shareholder of the Company, in exchange for 2,400,000 shares of the Company's common stock. Wintex owned patents, intellectual and marketing rights to the Redloc II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications.

On April 17, 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc. ("Roatan") and increased its authorized capital to 35,000,000 shares consisting of 30,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.25 par value preferred stock. The common stock has voting rights of one vote per share. The preferred stock rights and preferences are to be determined by the Board of Directors, who has the authority to designate and issue the pre-ferred stock in one or more series. On June 24, 1996, Roatan was incorporated in the State of Nevada with the same authorized capital as the Utah Corporation, and on July 23, 1996, by migratory merger, Roatan (a Utah corporation) was merged into Roatan (a Nevada corporation). Roatan developed its business with the intent of producing and marketing medical devices and procedures, with its primary focus as producing and marketing the Redloc II Disposal System.

The Company contracted with United Systems, Inc. ("United") to manufacture the waste disposal system products, but due to lack of funding, the Company sold its patent rights as well as the Company's other assets pursuant to an Asset Exchange Agreement dated
January 27, 1999, to Healthbridge, Inc., which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge, Inc. common stock acquired at a market value of $1,650,000. In addition, the Agreement also contemplated the sale of certain assets to Healthbridge by United.
At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. However, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the agreement, Liesner was elected as a director of Health-bridge, which position he resigned effective January 2003. Following the sale, the Company ceased engaging in any business activity.

On August 7, 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation. In November 2001, the Company entered into a licensing agreement with its majority shareholder, Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The Oxywell System was originally developed by Oxywell GmbH, a German company headquartered in Munich, which began marketing the System in the European Economic Community in July 2001. In October 2001, Oxywell GmbH entered into an agreement with Liesner (the "Oxywell Agreement") pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico.
The license agreement between Liesner and the Company is virtually co-extensive with the Oxywell Agreement, with the exception that under the Oxywell Agreement, Oxywell is not entitled to any royalty on the sale of the product. The Company does not hold any patents or trademark or trade name propriety rights relating to the Oxywell Product, but relies on the patent and trademark/trade name rights held by Oxywell GmbH, which had applied for protection in the
United States.   Effective September 1, 2002, Liesner became
President of Oxywell GmbH. Prior to that date, there was no relationship with Liesner and Oxywell GmbH, other than as an independent representative.

Nature of operations. The Company is a development stage company, which intends to engage in the business of marketing and sale of a water oxygenation system, initially in the United States market, commencing in the fourth quarter of calendar 2003. To date, management has devoted the majority of its efforts to
(i) developing its marketing strategy and plans, (ii) pursuing and assembling a management team to attain its business goals, and (iii) obtaining sufficient working capital from loans and from equity obtained through private placement offerings.

Capital Formation. On June 21, 1972, the Company issued 20,000 shares of common stock for services rendered at $0.05 per share, or $1,000. Additionally, the Company issued 1,040,600 shares of common stock for cash at $0.075 per share, or $79,616.

For the years ended March 31, 1988 through March 31, 1995, total capital contributions of $7,374 were made to the Company to pay for expenses incurred on behalf of the Company.

During the year ended March 31, 1996, the Company issued 19,400 shares of common stock for cash at $0.65 per share, or $12,610. The proceeds were used to repay shareholder loans and purchase common stock in various closely held companies. The Company distributed the stock acquired directly to the shareholders on a pro rata basis during March 1996, reducing its paid in capital by $9,450.

On April 2, 1996, the Board of Directors authorized a reverse split of 5:1 of the Company's common stock, with the par value remaining the same. All per share and per share information have been adjusted retroactively to reflect changes in par value and stock splits.

On April 2, 1996, the Company exchanged 2,400,000 shares of restricted common stock for 100% of the outstanding common stock of Wintex Corp., a Texas corporation. Wintex Corp.'s founder and majority shareholder, Liesner, is also the current Chief Executive Officer, President and majority shareholder of the Company. The transaction was recorded at the net book value of Wintex Corp. in the amount of $2,520,009, because exchanges or transfers of assets between related parties or entities under common control are valued at historical costs in a manner similar to that in pooling-of-interest accounting. Wintex owned patents, intellectual and marketing rights to the Redloc II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. Wintex Corp. is no longer in existence.

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

During the fiscal year ended March 31, 1997, the Company received
$34,900 in capital contributions.

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

On November 19, 2001, the Company also issued 1,000,000 shares of restricted common stock to its President, Liesner, in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. There was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. The Board
of Directors approved the transaction.   The transaction was
recorded at a nominal value of $10,000, or $0.01 per share,
because (i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license could not be determined because future cash flows were uncertain. No asset was recognized and the entire value ($10,000) was expensed and included in general and administrative expenses for the year ended March 31, 2002, since the recoverability of this
contract is uncertain.    (See Note 3.)

The Oxywell System was originally developed by Oxywell GmbH. Liesner, an independent representative, holds the marketing rights through an agreement entered between Liesner and Oxywell GmbH, which holds the patent and other proprietary rights to the
Oxywell System and trade names and trademarks associated with the System. The exclusive license to market and sell the Oxywell System in North America was originally subject to the Company main-taining minimum purchases of the product of 1,000 units monthly for the period from December 2002 through February 2003; 5,000 units monthly through November 2003, and an increase of thirty per cent annually on each December 1 for each succeeding year of the
remaining term of the agreement.   By letter of agreement dated
September 17, 2002, the President of the Company and Oxywell agreed to amend the terms of the agreement as defined in the "Independent Representation Agreement" dated October 2, 2001. Specifically, the geographic scope of the territory and the restrictions imposed thereon were deleted without substitution. Additionally, the minimum purchase requirements are newly defined as follows:

1. starting with the day that Oxywell GmbH can guaranty long-term delivery viability, a period of three months begins;
2. starting with the first day of the following calendar month, the Company will accept delivery of a least 1,000 oxygen units per month for six months and thereafter 3,000 devices per month;

3. the rate of increase is deleted without substitution;
4. the duration of the contract is extended based on the above; and
5. the "payment of product" definition by an irrevocable commercial Letter of Credit is changed to "30 days, 2% discount from the date of shipment or 60 days net from date of shipment." Oxywell GmbH has not yet guaranteed long-term production viability. The contract termination date changes from December 31, 2006 to April 30, 2008, and may be extended for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.
The Company assumes the risks and rewards of ownership and has no right of return policy with Oxywell GmbH. There is no royalty due to Oxywell. Pursuant to the agreement dated November 28, 2001, the Company agreed to pay Liesner two percent of gross sales of the Oxywell product. The Company is required to provide Liesner with a certified written statement of the quantity of Oxywell products sold and the royalty calculation within 30 days of the end of each quarter. The agreement terminates on December 31, 2006 and may be extended for two consecutive two-year periods with an option to renew by the Company for two consecutive two-year periods. Thereafter, the agreement is to be renewed annually subject to a right of termination by either party prior to the beginning of the next succeeding year.
During the fiscal year ended March 31, 2002, the President and majority stockholder made cash contributions of $10,800 to pay for various expenses of the Company.

On November 19, 2002, the Company issued, but did not release, 1,500,000 shares of common stock pending a final written agreement between Oxywell GmbH and the Company, whereby Oxywell GmbH would sell certain of its assets to the Company in exchange for 1,500,000 shares of the Company's common stock. No final written agreement was reached and the shares were canceled on March 13, 2003.
On February 7, 2003, the Company canceled 927,499 shares of previously issued common stock because Management of the Company determined that the consideration was never given or the services were never rendered. (See Note 9.)

On January 3, 2003, the Company raised $15,000 and issued
15,000 shares of common stock at $1.00 per share pursuant to certain REG S stock purchase agreements.

Summary of Significant Accounting Policies.

Development stage company - A business is a defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues. (See Note 2.)

Accounting method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Foreign currency translation - Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations at the average exchange rate during the period.

Concentration of credit risk - The Company maintains cash balances at a financial institution that is insured by the FDIC up to $100,000. Revenues from product sales represent one customer within the United States of America. Revenues from management fees (see Note 3) represent fees earned for management services provided to Oxywell GmbH, a company controlled by the same President as this Company.

Related party transactions - A related party is generally defined as
(i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Revenue recognition - Revenues from product sales are recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer. Since the Company takes title to the inventory, bears the risk of loss for collection, delivery, or returns, and is responsible for order fulfillment, revenues are recognized at the gross sales amounts billed to the customer. Revenues from management fees are recognized when the services are performed.

Cost recognition - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. General and administrative costs, including research and development expenses, are expensed when incurred. Research and development costs for the fiscal year ended March 31, 2003, and for the period from inception to March 31, 2003, were $10,312.

Advertising costs - Advertising costs are expensed as incurred and totaled $5,199 for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003.

Allowance for doubtful accounts and return allowances - The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated on detailed review of customer accounts based on how recently payments have been received, overall historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. There is no allowance for doubtful accounts as of March 31, 2003.

Marketable equity securities - Marketable equity securities consist of Rule 144 restricted common stock stated at market value as determined by the most recently traded price at the balance sheet date. All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments available for current operations are classified in the balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity in comprehensive income (loss), net of taxes, until realized. Realized gains and losses are included in the statement of operations in the period they arise.

Inventory - Inventory is stated at cost.

Property and equipment - Property and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset.

Pooling-of-interests method - Transfers of assets between related parties or entities under common control are valued at historical costs (net book value) in a manner similar to that in a pooling
-of-interest accounting.

Income taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings per share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future such as options were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Comprehensive income - The Company includes items of other com-prehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the periods presented, other comprehensive income (loss) includes unrealized losses on marketable equity securities.

Long-lived assets - Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

Reclassification - Certain prior period amounts have been re-classified to conform to the current period presentation.

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This
Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146, "Accounting for Costs Associated with Exit
or Disposal Activities."   This Statement addresses financial
accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and
FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an un-identifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

November 2002 - FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003, the Company did not have any outstanding guarantees.

December 2002 - SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

January 2003 - FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003 - SFAS No. 149, "Accounting for Amendment of
Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments
and Hedging Activities.   This Statement is generally effective for
contracts entered into or modified after June 30, 2003, and all
provisions should be applied prospectively.   This statement does
not affect the Company.

May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circum-stances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

Pending accounting pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972.) The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated minimal revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated. Management believes that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company in marketing the Oxywell System. Due to certain developments occurring within Oxywell GmbH, adequate and orderly delivery of the apparatus and cartridges to the Company is not guaranteed in the long term by Oxywell GmbH. The start-up costs in the U.S.A. and Canada are large and, therefore, it would be fatal if the supply were not available past the intro-ductory phase.

The Company is planning to introduce the product in five stages. The first stage will be a "test market in a single metro location,
San Diego, to confirm the consumer acceptance of the product.
The Company anticipates this first stage will last three to six months and costs approximately $65,000.  The second stage will be a "rehearsal market" in the Southern California region to ensure Distribution Logistics and Ordering Systems are as fault-free as they can be made. The third, fourth and fifth stages will complete national distribution with the third stage likely to include the remainder of the Pacific Region and the Southwest Region, the fourth stage - the Northeast Region, and the fifth and final stage - the
remainder of the U.S.A.   The Company is in the final stages of
completing its marketing and financing plans. Current objective is to introduce to the test market in the fourth quarter of calendar 2003.

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

Consumers will be made aware of the product's benefits and informed about how to order it by a combination of paid and unpaid media. Specific details and timings of the Company's communications' program will ultimately depend upon budget availability.
The Company's basic starter website will educate consumers as well as serve as one of the ordering locations. The website will be expanded and linked to other sites and search engines as funds permit. As market interest increases, printed brochures will be used to educate consumers and will contain an order form, which will be distributed opportunistically to health and fitness establishments, media people, at health and fitness trade shows, and any other venues that represent an interest. Powerpoint presentations will be created to educate PR professionals, media people and prominent health and fitness authorities. Interviews with the lifestyle and health and fitness writers with local news papers and magazines, then writers with regional, then national magazines, will be arranged in order to secure articles for the product. Ads in local newspapers and magazines, then regional, then national magazines will be placed as the stages of intro-duction progress. Local television commercials/infomercials will be created and aired as markets develop. Targeted national e-mail campaigns will be considered.

The Company expects to begin marketing the product in the fourth quarter of calendar 2003 after Oxywell confirms that it can guarantee adequate and orderly delivery of the product to the Company. In the event, however, that the expectations of management do not materialize, within the next twelve months, the Company may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934.
These expenses would involve legal and auditing expenses. The expenses of the Company's audit, legal and professional requirements (including expenses in connection with complying with the Securities Exchange Act 1934) have been and continue to be advanced by the Company's President and majority shareholder.

To meet these objectives, the President and majority stockholder advanced the Company $27,000 during the fiscal year ended March 31, 2003, and raised $15,000 from the sale of common 15,000 shares of its common stock pursuant to certain REG S stock purchase agreements. Additionally, the President and majority stockholder has committed to advancing funds to the Company over the next twelve months, as necessary, and plans to continue to raise additional funds under the REG S private placement offering to ensure that the Company can continue as a going concern.

Once Oxywell GmbH is able to guarantee long-term delivery of the product, the Company's cash requirements will increase significantly as a result of the minimum monthly purchase commitments pursuant to the Oxywell Agreement. The Company does not have any financing arrangement with Oxywell GmbH and the cost per the Oxywell Agreement is $65.50. The Company's ability to meet these cash requirements is dependent upon the Company's ability to successfully obtain external financing, to market and develop national marketing channels, and to generate revenues. The Company operates in an intensely competitive industry and many of its competitors have much greater resources. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accrued consulting fees - related party - As of March 31, 2003, the Company owes its President $31,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. Consulting fees included in general and administrative expenses for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003, were $39,000.

Accrued expenses - related party - As of March 31, 2003, accrued expenses-related party totaled $80,350 as follows:

(1) $75,000 is due and payable for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
(2) As of March 31, 2003, the Company owes two companies wholly-owned by the President of this Company $5,350 for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively. Rental expense included in general and administrative expenses for the fiscal year ended March 31, 2003, and for the period from inception to March 31, 2003, was $9,350.

Management Fees - During the fiscal year ended March 31, 2003, the Company entered into an agreement with Oxywell GmbH to provide consulting services at the rate of $5,500 Euros per month. All of the income from management services is from Oxywell, a company controlled by the same President as the Company.
Included in the statement of operations for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003, are fees earned for management services provided totaling $34,524.

Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. During the fiscal years ended March 31, 2003 and 2002, the Company's President advanced
$27,000, which was repaid during the fiscal year ended March 31, 2003, and $10,800, which was treated as a capital contribution during the fiscal year ended March 31, 2002, respectively. On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc. to its President and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23. As of March 31, 2003, there are no loans from shareholders outstanding.

Common stock

(1) On November 19, 2001, the Company issued 1,000,000 shares of restricted common stock to its President, Liesner, in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. There was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. The Board of Directors
approved the transaction.   The transaction was recorded at a nominal
value of $10,000, or $0.01 per share, because (i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license could not be determined because future cash flows were uncertain. No asset was recognized and the entire value ($10,000) was expensed and included in general and administrative expenses for the year ended March 31, 2002, since the recoverability of this contract is uncertain.
(2)	On November 19, 2001, the Company issued 250,000 shares of
restricted common stock for services rendered at $0.10 per share, or $25,000, to the majority stockholder for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary; and 50,000 shares to the daughter of the majority stockholder for accounting and bookkeeping services rendered at $0.10 per share or $25,000.

Oxywell Agreement - On September 1, 2002, Liesner became President of Oxywell GmbH. In October 2001, Oxywell GmbH entered into an agreement with Liesner pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico.
In November 2001, the Company entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America. The System was originally developed by Oxywell GmbH, which began marketing the System in the European Economic Community in July 2001. The license agreement between Liesner and the Company is virtually co-extensive with the Oxywell Agreement.

NOTE 4 - FIXED ASSETS

Fixed assets consist of computer equipment with a stated cost of $1,474 and accumulated depreciation of $123, for a net book value of $1,351. Depreciation expense for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003, was $123.

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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense
(benefit) is as follows:

                                      2003       2002      Inception
Expected federal income tax benefit	$23,600	$43,600   $1,510,000
Increase in valuation allowance	(23,600)	(43,600)  (1,510,000)
Income tax expense (benefit)	         -           -            -

At March 31, 2003, non-current deferred tax asset of approximately $1,510,000 results from the deferred tax benefit of net operating loss carryforwards of $970,000, which have a 100% valuation allowance, and capital loss carryforwards of $540,000, which have also been fully offset by a valuation reserve, as the ability of the Company to
generate sufficient taxable income in the future is uncertain.   There
are no other significant deferred tax assets or liabilities.

As of March 31, 2003, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $2,854,000, which expire through 2023, and capital loss carryforwards of $1,589,000, which expire through 2007. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 - OPTIONS

On November 6, 2001, the Company granted a total of 200,000 options to purchase an equal number of shares of the Company's common stock at an exercise price of $1.00 per share for 100,000 shares and $2.00 a share for 100,000 shares expiring on November 6, 2006, or sooner if the optionee's relationship with the Company ceases prior to that date. The options vested immediately. There have been no options granted since that date. The remaining weighted average contractual life is 3.58 years.

Stock options outstanding and exercisable on March 31, 2003 are as follows:

Range of exercise       Shares Under Option      Weighted average  Weighted average
price per share	 		                   Exercise Price	 remaining life in years
Outstanding and
Exercisable:
$1.00	                  100,000                  $0.33             1.19
$2.00                   100,000                  $1.33             2.39


The fair value of options granted during 2001 was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted-average grant-date fair value of $0.10 per share, expected volatility of 0%, dividend yield of 0%, risk-free interest rate of 5%, and expected lives of three years.
The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for stock option awards granted at or above the fair market value of the Company's common stock. The Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below if compensation cost been determined under SFAS No. 123, based on the fair market value on the grant dates:

Net loss            2003              2002
As reported $     69,443      $    128,303
Pro forma   $    128,001      $    186,861
Basic loss per share
As reported $       0.01	$       0.03
Pro forma   $       0.02      $       0.04

NOTE 7 - DISCONTINUED OPERATIONS

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

On February 24, 1999, an "Assumption and Release Agreement," (ARA) was executed by and among Healthbridge Delaware (the Assumptor), Roatan Medical Technologies, Inc., Roatan Medical Services, Inc., and United Services, Inc. (the Original Borrower Principals),
Wilhelm Liesner (Liesner) and First Capital Invest Corp., BVI (FCIC). Healthbridge Delaware assumed all of the payment and performance obligations of the Original Borrower Principals and Liesner to FCIC under the various agreements. Additionally, FCIC was given a con-version right, which they exercised on or around February 26, 1999, in connection with the transfer of the assets in the APA, which applied to the principal balance of the note only for the conversion of 4,850,000 shares of common stock in cancellation of $1,000,000 principal amount of the note. Interest accrued under the note was forgiven upon the exercise of the conversion right. Certain FCIC "Expense Notes" were assumed under the APA and are included in accounts payable per above, and bear interest at 10% per annum.

The gain on the disposal is as follows:

Sales Price:  330,000 shares of Healthbridge, Inc.
              common stock at fair market value      $  1,650,000

Assets purchased:
Inventory                              40,395
Fixed assets, net                      10,778
Organization costs                    102,500
Patents, net                        2,100,007          (2,253,680)

Liabilities assumed:
FCIC promissory note (FCIC)         1,000,000
Accounts payable per agreement
(includes FCIC "Expense Notes"
of $84,681) (see below)               233,215
Accrued interest forgiven              83,814           1,317,029

Gain on disposal                                     $    713,349

The loss from discontinued operations follows:

Revenue                                              $     38,701
Operating costs                                        (2,439,318)
Net loss                                             $ (2,400,617)




On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc., to its president and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. (See Note 8.)

NOTE 8 - MARKETABLE EQUITY SECURITIES

Marketable equity securities represent 330,000 shares of restricted common stock of Healthbridge, Inc., which trades on the OTCBB. The shares were acquired at fair market value of $5.00 per share, or $1,650,000, pursuant to an Asset Purchase Agreement dated
January 27, 1999, between the Company, a stockholder and other affiliated companies, and Healthbridge, Inc. Prior to executing the Agreement, there was no affiliation of the Company with Healthbridge, Inc. Subsequent to, the majority stockholder, Liesner, became a director of Healthbridge, Inc., a position he has since resigned effective January 2003.

At March 31, 2001, 2000 and 1999, these securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary. For the years ended March 31, 2002 and 2001, and for the period from inception to March 31, 2002, are realized losses considered to be other than temporary of
$6,600, $184,800, and $1,574,100, respectively.    On January 2,
2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc. to its president and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23. (See Note 7.)

The following is a summary of marketable equity securities classified as "available-for-sale" securities as required by SFAS No. 115:

Cost                                          $1,650,000
Gross realized losses-year ended 3/31/99        (495,000)
Estimated fair value, 3/31/99                  1,155,000
Gross realized losses-year ended 3/31/00        (887,700)
Estimated fair value, 3/31/00                    267,300
Gross realized losses, year ended 3/31/01       (184,800)
Estimated fair value, 3/31/01                     82,500
Realized losses, year ended 3/31/01               (6,600)
Estimated fair value before transfer to
majority stockholder                              75,900
Value of shares distributed to majority
stockholder                                      (75,900)
Balance                                       $     -


NOTE 9 - CONTINGENT LIABILITY

The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. On February 7, 2003, the Company canceled 927,499 shares of previously issued common stock because the Company determined that consideration was never given or the services were never rendered. There was no significant effect on net loss per common share for the comparative periods presented. It is the Company's belief that the cancellation of shares will not have a future material adverse affect on the Company's financial position or results of operations, if any. Accordingly, there has been no amount of estimated loss can be determined at this time. However, it cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations
will not be imposed in these matters.   (See Note 1.)

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Set forth below is certain information regarding each of the directors and officers of the Company. Our board of directors is comprised of only one class of directors. Directors of our Company serve for a term of one year or until their successors are duly elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board.

The Directors and Executive Officers of the Company are as follows:

Wilhelm Liesner, age 68. CEO, President and Director. Mr. Liesner has held the offices of CEO, President and has been a Director of the Company since 1996. Mr. Liesner has been an investor, operator, financier and manager of trading, manufacturing and real estate ventures in Europe and the United States for 25 years. He founded his own investment company in 1982 and continues to serve as its president. He is the General Partner of numerous private partnerships. Until January 2003, he served on the Board of Directors of Healthbridge, Inc., an OTBB company.

Charles W. Conn, Age 65. Director. Mr. Conn began his career at Young & Rubicam Advertising in Toronto, Canada. After a brief tenure as Senior Brand Manager at Libby's, Mr. Conn joined Young & Rubicam in New York where he spent three years working on major accounts. Mr. Conn subsequently assumed the position of Vice President, Group Account Manager at J. Walter Thompson, Canada and was subsequently promoted to Vice President General Manager of the company. In 1983 Mr. Conn became Director of Marketing for Bright's Wines, Canada's largest winery. Mr. Conn has been a Director of the Company since
November, 2001.

Mr. Walter Brinkmann, Age 60. Director. Mr. Brinkmann started working at Colgate-Palmolive in Brussels where he eventually became New Products Manager, Benelux after earning his degree from the Technical University of Berlin and his MBA from INSEAD at Fontainebleau. Thereafter, Mr. Brinkmann was employed by

McKinsey & Co., Dusseldorf, where he specialized in developing new consumer brand strategies for major European companies and U.S. subsidiaries operating in Europe. In 1984, Mr. Brinkmann joined Bayer AG as Director of Marketing, Consumer Products Division, and became General Manager of Bayer's German operations in 1987. From 1990 onward, he created and managed the European Affairs Office for the Coca-Cola Company and a European governmental affairs network within the EU and candidate countries. Since late 2000, Mr. Brinkmann has operated from the United Kingdom as an independent consultant in his fields of expertise. Mr. Brinkmann has been a Director of the Company since December, 2001.

(b) Significant Employees.

There are presently no other employees of the Company other than its executive officer, Wilhelm Liesner.


(c) Family relationships.

Ms. Tanja Leonard, who is the Secretary/Treasurer of the Company is the daughter of the President of the Company.


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


(e) Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any individuals who during the period ended March 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation
The following table shows, for the three-year period ended March 31, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for fiscal 2003 that exceeded $100,000.

              SUMMARY COMPENSATION TABLE
                   Annual Compensation                              Long Term Compensation
                                                                    Awards                           Payouts
                                                                                      Securities                All Other
Name and Principal                             Other Annual         Restricted Stock  Underlying     LTIP       Compen
Position             Year   Salary($) Bonus($) Compensation ($)     Award(s) ($)      Options SARs(#)payouts($) -sation ($)
Wilhelm Liesner,     2003   39,000    ---       ---                 ---               ---            ---        ---
President,           2002   0         ---       ---                 $25,000 (1)       ---            ---        ---
Chief Executive      2001   0         ---       ---                 ---               ---            ---        ---
Officer,and Director

Walter Brinkman,     2003   0         ---       ---                 ---               ---            ---        ---
Director             2002   0         ---       ---                 $5,000 (2)        ---            ---        ---
                     2001   0         ---       ---                 ---               ---            ---        ---

Charles Conn,        2003   $6,000    ---       ---                 ---               ---            ---        ---
Director             2002   0         ---       ---                 ---               ---            ---        ---
                     2001   0         ---       ---                 $20,000 (3)       ---            ---        ---

(1) Mr. Liesner was issued 250,000 restricted shares of common stock for past services rendered to the Company, which has been valued at $25,000. Mr. Liesner was also issued 1,000,000 restricted shares in consideration for the license agreement between Mr. Liesner and the Company. Those shares have been valued at $.01 per share. In November, 2001, the Company entered into a License Agreement with Wilhelm Liesner, its principal shareholder, who is also an officer and director of the Company pursuant to which Mr. Liesner granted to the Company an exclusive license to market and sell the Oxywell System in the United States, Puerto Rico and Canada (the "License Agreement"). Mr. Liesner holds the foregoing marketing rights through an agreement entered into between Mr. Liesner and Oxywell GmbH, a German company, which holds the patent and other proprietary rights to the Oxywell System and trade names and trademarks associated with the System. Pursuant to the License Agreement, Mr. Liesner is to receive a royalty of two per cent (2%) of the gross revenues from sale of the Oxywell products.

Additionally Mr. Liesner was issued 1,000,000 shares of the Company's common stock in consideration for the granting by him of the exclusive license to the Company, which were issued to him in November of 2001.

On January 2, 2002, the Board of Directors agreed to transfer 330,000 shares of common stock held in Healthbridge, Inc. to its president and majority stockholder for past services rendered and in full satis-faction of $61,305 in shareholder loans advanced through December 31, 2001. The shares were valued at the closing bid price on January 2, 2002 of $0.23 per share totaling a value of $75,900.

(2) Mr. Brinkman was issued a total of 50,000 restricted shares, which have been valued at $5,000 for services rendered to the Company.

(3) Mr. Conn was issued a total of 200,000 restricted shares, which have been valued at $20,000 for services rendered to the Company.

Compensation of Directors
The Company's directors are not currently compensated for their services as director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees
The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.

Title of                                Nature of   Number of  % of
Class     Name and Address              Ownership   Shares     Class*

Common    Wilhelm Liesner
          2807 Allen Street Dallas, TX  Legal       3,737,500  76.14%
Common    Walter Brinkman
          16 Colgrove Down Direct
          Cumnor Hill Oxford,
          England OX2 9HT               Legal          50,000   1.02%
Common    Charles Conn
          350 Rathburn Road W.
          Suite 1903
          Mississauga, Ontario L5B 3Y2  Legal         200,000   4.07%

All executive officers and directors as a group     3,987,500  81.23%


* Percentages based on 4,908,616 shares outstanding as of June 17, 2003.

 (1) For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accrued consulting fees - related party - As of March 31, 2003, the Company owes its President $31,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. Consulting fees included in general and administrative expenses for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003, were $39,000.

Accrued expenses - related party - As of March 31, 2003, accrued expenses-related party totaled $80,350 as follows:

(3)	$75,000 is due and payable for services rendered by two
companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal

System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
(4)	As of March 31, 2003, the Company owes two companies wholly-
owned by the President of this Company $5,350 for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively. Rental expense included in general and administrative expenses for the fiscal year ended March 31, 2003, and for the period from inception to March 31, 2003, was $9,350.

Management Fees - During the fiscal year ended March 31, 2003, the Company entered into an agreement with Oxywell GmbH to provide consulting services at the rate of $5,500 Euros per month. All of the income from management services is from Oxywell, a company controlled by the same President as the Company. Included in the statement of operations for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2003, are fees earned for management services provided totaling $34,524.
Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. During the fiscal years ended March 31, 2003 and 2002, the Company's President advanced $27,000, which was repaid during the fiscal year ended March 31, 2003, and $10,800, which was treated as a capital contribution during the fiscal year ended March 31, 2002, respectively. On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge, Inc. to its President and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge, Inc. shares were valued at the closing bid price on January 2, 2002 of $0.23. As of March 31, 2003, there are no loans from shareholders outstanding.

Common stock

(3)	On November 19, 2001, the Company issued 1,000,000 shares
of restricted common stock to its President, Liesner, in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. There was no consideration paid by Liesner for the license prior to
Liesner granting the licensing rights to the Company.  The Board
of Directors approved the transaction.   The transaction was
recorded at a nominal value of $10,000, or $0.01 per share, because
(i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license could not be determined because future cash flows were uncertain.
No asset was recognized and the entire value ($10,000) was expensed and included in general and administrative expenses for the year ended March 31, 2002, since the recoverability of this contract is uncertain.
(4)	On November 19, 2001, the Company issued 250,000 shares of
restricted common stock for services rendered at $0.10 per share, or $25,000, to the majority stockholder for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary; and 50,000 shares to the daughter of the majority stockholder for accounting and bookkeeping services rendered at $0.10 per share or $25,000.

Oxywell Agreement - On September 1, 2002, Liesner became President of Oxywell GmbH. In October 2001, Oxywell GmbH entered into an agreement with Liesner pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto
Rico and Canada and an option to market and sell the System in Mexico. In November 2001, the Company entered into a licensing agreement with its majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America. The System was originally developed by Oxywell GmbH, which began marketing the System in the European Economic Community in July 2001. The license agreement between Liesner and the Company is virtually co-extensive with the Oxywell Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this report:

EXHIBIT

NUMBER   DESCRIPTION
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

3.8      Amended Bylaws of Registrant*

10.1     License Agreement between Registrant and Wilhelm Liesner*

10.2     License Agreement between Wilhelm Liesner and Oxywell GmbH*

10.3     Agreement of Amendment between Wilhelm Liesner and Oxywell
         GmbH**

99.1     Certification  Pursuant to 18 U.S.C.  Section 1350, as
         Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Exhibits 3.1 through 10.2 have been filed with the Form 10SB filed on February 20, 2002 and are incorporated by reference.

** Exhibit 10.3 has been filed with the Form 10SB filed on July 9, 2002, and is incorporated by reference.

(b)	Reports on Form 8-K.  None.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
It is the Chief Executive Officer's and the Principal Financial Officer's responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include periodic management meetings to ensure communication of reportable events, receipt of ongoing advice from legal council and outside auditors on new legislation and updating, if required.

Changes in Internal Controls
During the fourth quarter of fiscal 2003, the management of the Company, including the Chief Executive Officer and the Principal
Financial Officer, evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C. currently serves as the Company's independent accountants. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Aggregate fees billed, including out-of-pocket expenses, for professional services rendered by Clancy and Co., P.L.L.C. in connection with the audit of the Company's financial statements as of and for the year ended March 31, 2003, and the reviews of the Company's quarterly unaudited condensed interim financial statements during 2003 were approximately $12,500. Other than the fees disclosed above, the principal accountant did not bill the Company for any audit-related fees, tax fees or other fees.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27 day of June, 2003.

Technology Acquisition Corporation



/s/ Wilhelm Liesner
Wilhelm Liesner
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signature                    Title                     Date


/s/ Wilhelm Liesner          Director , President,     June 27, 2003
Wilhelm Liesner              Chief Executive Officer


/s/ Walter Brinkmann         Director                  June 27, 2003
Walter Brinkman


/s/ Charles Conn             Director                  June 27, 2003
Charles Conn

CERTIFICATION

I, Wilhelm Liesner, certify that:

1) I have reviewed this annual report on Form 10-KSB of Technology Acquisition Corporation

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented   in  this   annual   report  our   conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's
ability to record,  process,   summarize  and  report  financial
data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 27, 2003    /s/ Wilhelm Liesner
                        Wilhelm Liesner
                        Chief Executive Officer

CERTIFICATION

I, Wilhelm Liesner, certify that:

1) I have reviewed this annual report on Form 10-KSB of Technology Acquisition Corporation

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented  in  this   annual   report  our   conclusions   about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's
ability to record,  process,   summarize  and  report  financial
data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June 27, 2003    /s/ Wilhelm Liesner
                        Wilhelm Liesner
                        Principal Financial Officer

                        Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Technology Acquisition Corporation (the "Company") on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wilhelm Liesner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  June 27, 2003    /s/ Wilhelm Liesner
                        Wilhelm Liesner
                        Chief Executive Officer


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Technology Acquisition Corporation (the "Company") on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wilhelm
Liesner, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  June 27, 2003    /s/ Wilhelm Liesner
                        Wilhelm Liesner
                        Principal Financial Officer

71