Form 10-Q
period 2003-06-30
TECHNOLOGY ACQUISITION CORP
filed 2003-09-02
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB


(Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 2003.

 [  ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from
      to               .


                 Commission file number: 000-049635

                 TECHNOLOGY ACQUISITION CORPORATION
  (Exact name of small business issuer as specified in its charter)


                              Nevada
                (State or other jurisdiction of
                 incorporation or organization)
                           87-2099034
                         (I.R.S. Employer
                        Identification No.)



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

Yes  x                                No____


The number of outstanding shares of the issuer's common stock, $0.01 par value (the only class of voting stock), as of June 30, 2003 was 4,908,616.

TABLE OF CONTENTS......................................................2

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Balance Sheet..................................................3

Interim Statements of Operations.......................................4

Interim Statements of Cash Flows.......................................5

Notes to Interim Financial Statements..................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation....11

Item 3.  Control and Procedures.......................................18

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.............................................18

Item 2. Changes in Securities.........................................18

Item 3. Defaults Upon Senior Securities...............................18

Item 4. Submission of Matters to a Vote of Security Holders...........18

Item 5. Other Information.............................................18

Item 6. Exhibits......................................................19

Signatures............................................................20

PART I - FINANCIAL INFORMATION

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

TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
Interim Unaudited Balance Sheet
June 30, 2003

ASSETS
Current Assets
   Cash                                              $       59
Total Current Assets

Fixed assets, net                                         1,277

Total Assets                                         $    1,336


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
 Accounts payable and accrued liabilities            $   26,944
 Accrued consulting fees and expenses - related party   122,476
 Loans from shareholders                                    500
Total Current Liabilities                            $  149,920


Stockholders' Deficiency
 Preferred Stock: $0.25 Par Value;
   Authorized Shares, 5,000,000, Issued and
   Outstanding, None                                          -
 Common Stock: $0.01 Par Value; Authorized
   Shares, 30,000,000; Issued and Outstanding,
   4,908,616                                             49,086
 Additional paid-in capital                           4,309,113
 Deficit Accumulated During the Development Stage    (4,506,783)

Total Stockholders' Deficiency                         (148,584)

Total Liabilities and Stockholders' Deficiency  $         1,336

See condensed notes to financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Interim Unaudited Statements of Operations
For the Three Months Ended June 30, 2003 and 2002,
and for the period from
Inception (June 21, 1972) to June 30, 2003
                                                                        Deficit
                                            Three Months  Three Months  Accumulated
                                            Ended         Ended         During the
                                            June 30,      June 30,      Development
                                            2003          2002          Stage
__________________________________________________________________________________
Revenues
  Product Sales                             $         -     $    -       $  21,935
  Management fees - related party                     -          -          34,524
                                            ______________________________________
Total Revenues                                        -          -          56,459

 General and
 administrative expenses                        (13,894)      (20,887)    (892,048)
                                            ______________________________________
Operating Loss                                  (13,894)      (20,887)    (835,589)

Other Expenses
 Realized losses on permanent declines in
 marketable equity securities                                     -     (1,574,100)
 Interest expense                                                 -       (359,826)
                                            ______________________________________
Total other expenses                                 -            -     (1,933,926)

Net loss before discontinued operations         (13,894)       (20,887) (2,769,515)

Provision for income taxes                           -            -             -

Discontinued operations (note 6)
 Operating loss                                                         (2,400,617)
 Gain on disposal of discontinued operations                               713,349
                                            ______________________________________
Loss from discontinued operations                                       (1,687,268)

Net loss available to common stockholders   $ (13,894)    $   (20,887) $(4,456,783)
                                            =======================================
Basic and diluted loss per share
 of common stock
   Continuing operations                    $   (0.003)    $    (0.004) $    (1.76)
   Discontinued operations                                                   (0.67)
                                            _______________________________________
Net loss                                    $   (0.003)    $    (0.004) $    (1.76)
Weighted average number of common shares
  outstanding                               4,885,539       5,771,115    2,529,670

The accompanying notes are an integral part of these financial statements.


TECHNOLOGY ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Interim Unaudited Statements of Cash Flows
For the Three Months Ended June 30, 2003 and 2002, and for the period from
Inception (June 21, 1972) to June 30, 2003

                                                                        Deficit
                                     Three Months     Three Months      Accumulated
                                     Ended            Ended             During the
                                     June 30          June 30,          Development
                                     2003             2002              Stage
______________________________________________________________________________________

Cash flows from operating
   activities
Net loss                             $   (13,894)     $    (20,887)     $ (4,456,783)
Adjustments to reconcile net
  loss to net cash used in
    operating activities
  Depreciation                                74                 -               197
  Common stock issued for services             -                 -           257,500
  Common stock issued for licensing
    agreement                                  -                 -            10,000
  Transfer of asset for
    past services rendered                     -                 -            14,595
  Notes payable incurred for
    services rendered                          -                 -           220,000
  Realized losses on marketable
    securities                                 -                 -         1,574,100
Changes in Assets and Liabilities
  Increase (decrease) in accounts
    payable and accrued liabilities        1,565            (1,553)           26,945
  Increase (decrease) in accrued
    expenses and consulting fees
    (related party)                       10,649                 -           122,476
Net noncash activities related to
  discontinued operations                      -                 -           831,652
                                    _________________________________________________
Total adjustments                         12,288            (1,553)        3,057,465
Net cash used in operating
  activities                              (1,606)          (22,440)       (1,399,318)

Cash flows from investing activites
  Capital expenditures                         -                 -            (1,474)
                                    _________________________________________________
Net cash flows used in investing
   activities                                                                 (1,474)

Cash flows from financing
  activities
  Checks issued in excess of cash              -               (94)                -
  Proceeds from the sale of common
     stock                                     -                 -           202,226
  Loans from shareholders                    500            23,000            88,805
  Repayments to shareholders                   -                 -           (27,000)
  Capital contributions                        -                 -            82,412
  Proceeds on notes payable                    -                 -         1,054,408
                                    _________________________________________________
Net cash provided by financing
  activities                                 500            22,906         1,400,851

Increase (decrease) in cash and
  cash equivalents                         1,106               466                59

Cash and cash equivalents,
  beginning of period                      1,165                 0                 0
                                    _________________________________________________
Cash and cash equivalents,
  end of period                     $         59      $        466   $            59
                                    =================================================

Cash paid for interest and
  income taxes:                                -                 -                 -

               See condensed notes to financial statements.

TECHNOLOGY ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Interim Unaudited Statements of Cash Flows
For the Three Months Ended June 30, 2003 and 2002, and for the period from
Inception (June 21, 1972) to June 30, 2003

                                                                        Deficit
                                     Three Months     Three Months      Accumulated
                                     Ended            Ended             During the
                                     June 30          June 30,          Development
                                     2003             2002              Stage
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

TECHNOLOGY ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three months ended June 30, 2003 and 2002.
These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's
2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-KSB.

NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated no revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate enough cash for operations. This also ended the tenure of Wilhelm Liesner and the Company's ongoing efforts to initialize its business operations with Oxywell. Due to the developments occurring with Oxywell GmbH, the Company will now have to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934.
These expenses primarily involve auditing fees, legal and
professional fees, which have been, and continue to be, advanced by the Company's president and majority shareholder. To meet these objectives, the President and majority shareholder advanced the
Company $27,000 and raised $15,000 through the issuance of common stock at $1.00 per share pursuant to variouis REG S stock purchase agreements during the fiscal year ended March 31, 2003.
7

To date, the Company has not been profitable and it faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management believes that despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if success-fully funded and executed, can enhance operating results.

Management believes that it will continue to incur losses for at least the next twelve months, and will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company during 2004. The satisfaction of its cash requirements hereafter will depend in large part on its ability to successfully raise capital from external sources to fund growth for the foreseeable future. The Company expects to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, its board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations.

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

The computation of basic loss per share is as follows for the periods indicated:

                           Three Months    Three Months   Cumulative
                           Ended           Ended          From
                           June 30,        June 30,       Inception
                           2003            2002
Numerator-net loss
available to common
stockholders               $   (13,894)    $   (20,887)  $(4,456,783)

Denominator-weighted
average number of
common shares
outstanding                  4,885,539        5,771,115    2,529,670

Basic and diluted loss
per common share               (0.003)          (0.004)       (1.78)

NOTE 4.  COMMON STOCK

On May 12, 2003, the Company issued 50,000 shares of common stock under a REG S placement at $1.00 per share, or $50,000.

NOTE 5.  RELATED PARTY TRANSACTIONS

Accrued consulting fees - related party - As of June 30, 2003, the Company owes its President $40,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary.

Accrued expenses - related party - As of June 30, 2003, accrued expenses-related party totaled $82,000 as follows:

(1) $75,000 is due and payable for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
(2) As of June 30, 2003, the Company owes two companies wholly-owned by the President of this Company $7,000 for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of June 30, 2003, the balance outstanding is $500. These loans are unsecured, non-interest bearing and due on demand.

Oxywell Agreement - On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Wilhelm Liesner and essentially the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Technology Acquisition Corporation (TAC) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by TAC which attempt to advise interested parties of the factors which affect its business, in this report, as well as TAC's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, its board of directors may determine to pursue such a transaction and the con-sideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations.

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated no revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate enough cash for operations. This also ended the tenure of Wilhelm Liesner and the Company's ongoing efforts to initialize its business operations with Oxywell water-oxygenating system. Due to the developments occurring with Oxywell GmbH, the Company will now have to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve auditing fees, legal and professional fees, which have been, and continue to be, advanced by the Company's president and majority shareholder. To meet these objectives, the President and majority shareholder advanced the Company $27,000 and raised $15,000 through the issuance of common stock at $1.00 per share pursuant to various REG S stock purchase agreements during the fiscal year ended March 31, 2003.

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including under-capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern.
Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance our operating results.

Management believes that it will continue to incur losses for at least the next twelve months, and will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company during 2004. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund our growth for the foreseeable future. We expect to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

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

Related party transactions

Accrued consulting fees - related party - As of June 30, 2003, the Company owes its President $40,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary.

Accrued expenses - related party - As of June 30, 2003, accrued expenses-related party totaled $82,000 as follows:

(3) $75,000 is due and payable for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
(4) As of June 30, 2003, the Company owes two companies wholly-owned by the President of this Company $7,000 for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of June 30, 2003, the balance outstanding is $500. These loans are unsecured, non-interest bearing and due on demand.

Oxywell Agreement - On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Wilhelm Liesner and the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

Risk factors

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.
We are vulnerable to volatile market conditions.

The market prices for securities of developmental stage companies, including ours, are highly volatile and, from time to time, experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies.
In addition, general market conditions concerning us, our competitors or other companies, may have a significant effect on the market price of our common stock.

We face intense competition.

Many of the organizations competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in research and development, obtaining regulatory approvals, and commercializing and selling products. Accordingly, our competitors may succeed more rapidly than we will.

We will continue to incur operating losses.

Our business operations began in 1972 and we have incurred operating
losses since inception.   The Company's current ability to generate
revenues and to achieve profitability and positive cash flow will depend on the success of our future operations. We expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

We may not obtain additional financing.

We anticipate that our existing funds will not be sufficient to fund our operating requirements as currently planned during 2004. We expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control. We will seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We may also borrow money from conventional lenders, possibly at high interest rates and on other terms that are unfavorable to us, which will increase the risk of your holdings. Despite our efforts, additional funding may not be available to us at all or only on terms that are unacceptable to us.

You may lack an effective vote on corporate matters due to control by management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

We may experience significant fluctuations in quarterly results.

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

We depend on our key executive officers and technical personnel.

The success of our business plan depends on attracting qualified technical, and knowledgeable personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

We may not have a majority of independent directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Large sales of common stock could adversely affect our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding options, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We are considered a penny stock.

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and
15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above);
or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

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

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 3. Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decision regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls sub-sequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities

On May 12, 2003, the Company issued 50,000 shares of common stock at $1.00 per share pursuant to a REG S placement. This issuance was made in reliance upon the exemption from registration provided by Regulation S and under Section 4(2) of the Securities Act of 1933, as amended.

The company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the company's stock pursuant to a REG S agreement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no direct selling efforts made in the United States, by selling only to an offerree who was outside the United States, and ensuring that the offer was to a non-U.S. person with an address in a foreign country.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K


(1) Exhibits

EXHIBIT
NO.	  DESCRIPTION
3.1     (a)Articles of incorporation
3.2     (a)Certificates of Amendment to Certificate of Incorporation of
           Registrant
3.3     (a)Certificates of Amendment to Certificate of Incorporation of
           Registrant
3.4     (a)Articles of Incorporation of Registrant
3.5     (a)Articles of Merger of Registrant
3.6     (a)Certificate of Amendment to Certificate of Incorporation of
           Registrant
3.7     (a)Bylaws of Registrant
3.8     (a)Amended Bylaws of Registrant
10.1    (a)License Agreement between Registrant and Wilhelm Liesner
10.2    (a)License Agreement between Wilhelm Liesner and Oxywell GmbH
10.3    (b)Agreement of Amendment between Wilhelm Liesner and
           Oxywell GmbH
31      Certification of the Chief Executive and Financial Officer
           pursuant to Rule 13a-14(a)
32      Certification by the Chief Executive and Financial Officer
           pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------
(a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002
(b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

(2) Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 29th day of August, 2003.


TECHNOLOGY ACQUISITION CORPORATION
By:

/s/ Wilhelm Liesner
Wilhelm Liesner, President and Director

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wilhelm Liesner, certify that:
(1)

I have reviewed this quarterly report on Form 10-QSB of Technology Acquisition Corporation (the "registrant");

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 29, 2003

By:

/s/ Wilhelm Liesner

Wilhelm Liesner
President, Chief Executive Officer and Principal Financial Officer

Exhibit 32

Certification by the Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Technology Acquisition Corporation (the "Issuer") for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

TECHNOLOGY ACQUISITION CORPORATION

Date:  August 29, 2003

By:
/s/ Wilhelm Liesner
Wilhelm Liesner, President and Chief Executive
Officer and Principal Financial Officer






23