Form 10QSB
period 2003-09-30
TECHNOLOGY ACQUISITION CORP
filed 2003-11-13
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


(Mark One)
   [X]     Quarterly  report under Section 13  or  15(d)  of  the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

   [   ]    Transition report under Section 13 or  15(d)  of  the
     Securities  Exchange Act of 1934 for the  transition  period
     from              to               .


               Commission file number: 000-049635

               TECHNOLOGY ACQUISITION CORPORATION
(Exact name of small business issuer as specified in its charter)


            Nevada                         87-2099034
 (State or other jurisdiction           (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)



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

          Yes  x                                No____

The number of outstanding shares of the issuer's common stock, $0.01 par value (the only class of voting stock), as of September
30, 2003 was 490,862.

                        TABLE OF CONTENTS

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Balance Sheet                                       3

Interim Statements of Operations                            4

Interim Statements of Cash Flows                            5

Notes to Interim Financial Statements                       7

Item 2. Management's Discussion and Analysis or Plan of
Operations                                                  11

Item 3.  Control and Procedures                             16

PART II   OTHER INFORMATION                                 17

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

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

               TECHNOLOGY ACQUISITION CORPORATION
                  (A Development Stage Company)
                 Interim Unaudited Balance Sheet
                       September 30, 2003

ASSETS
Current Assets
 Cash                                             $ 216
Total Current Assets

Fixed assets, net                                 1,203

Total Assets                                    $ 1,419

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
 Accounts payable and accrued                  $ 30,900
liabilities
 Accrued consulting fees and expenses -         133,126
related party
 Loans from shareholders                          6,500
Total Current Liabilities                       170,526

Stockholders' Equity
Preferred stock: $0.25 Par Value;
Authorized Shares, 5,000,000, Issued and              -
Outstanding, None
Common stock: $0.01 Par Value; Authorized
Shares, 30,000,000; Issued and                    4,909
Outstanding, 490,862
Additional paid-in capital                    4,353,290
Deficit accumulated during the                4,527,306
development stage
Total stockholders' deficiency                (169,107)

Total Liabilities and Stockholders'             $ 1,419
Deficiency

          See condensed notes to financial statements.

               TECHNOLOGY ACQUISITION CORPORATION
                  (A Development Stage Company)
           Interim Unaudited Statements of Operations
 For the Three and Six Months Ended September 30, 2003 and 2002,
                               and
 For the period from Inception (June 21, 1972) to September 30,
                              2003


                              Three      Three     Six       Six
                             Months     Months    Months   Months   Cumulative
                              Ended      Ended    Ended     Ended      From
                            September  September Septembe Septembe   Inception
                            30, 2003   30, 2002     r       r 30,
                                                 30,2003    2002

Revenues
 Product sales                      $ -     $ -      $ -       $ -       $ 21,935
 Management fees - related            -          -        -         -      34,524
party
Total revenues                        -          -        -         -      56,459

Operating Expenses
 General and administrative      70,523      3,082   84,417    23,970     962,571
expenses

Operating Loss                 (70,523)    (3,082) (84,417)  (23,970)   (906,112)

Other Expenses
 Realized losses on
permanent declines in               -          -        -         - (1,574,100)
marketable equity
securities
 Interest expense                     -          -        -         -   (359,826)
Total Other Expenses                  -          -        -         - (1,933,926)

Net Loss Before Discontinued   (70,523)    (3,082) (84,417)  (23,970) (2,840,038)
Operations

Provision for Income Taxes            -          -        -         -           -

Discontinued Operations
 Operating loss                       -                             - (2,400,617)
 Gain on disposal of                  -          -        -         -     713,349
discontinued operations
Loss from Discontinued                -          -        -         - (1,687,268)
Operations

Net Loss Available to Common          $          $        $         $           $
Stockholders                 (70,523)    (3,082) (84,417)  (23,970) (4,527,306)

Basic and diluted loss per
share of common stock:
 Net loss before               $ (0.14)  $ (0.005) $ (0.17)  $ (0.04)   $ (11.07)
discontinued operations
 Discontinued operations              -          -        -         -      (6.57)
 Net loss per common share     $ (0.14)  $ (0.005) $ (0.17)  $ (0.04)   $ (17.64)

Weighted average number of
common                        490,862    577,112  489,714   577,112     256,601
shares outstanding

          See condensed notes to financial statements.

               TECHNOLOGY ACQUISITION CORPORATION
                  (A Development Stage Company)
           Interim Unaudited Statements of Cash Flows
    For the Six Months Ended September 30, 2003 and 2002, and
 For the period from Inception (June 21, 1972) to September 30,
                              2003


                                         Six       Six
                                       Months    Months  Cumulative
                                        Ended     Ended     From
                                      Septembe  Septembe Inception
                                        r 30,     r 30,
                                        2003      2002

Cash flows from operating activities
Net loss                                        $        $          $
                                       (84,417) (23,970) (4,527,306
                                                                  )
Adjustments to reconcile net loss to net
cash used in operating activities
 Depreciation                                 147        -        270
 Common stock issued for services               -        -    257,500
 Common stock issued for licensing              -        -     10,000
agreement
 Transfer of asset for past services            -        -     14,595
rendered
 Notes payable incurred for services            -        -    220,000
rendered
 Realized losses on marketable                  -        -  1,574,100
securities
 Write off stock subscription receivable   50,000        -     50,000
Changes in Assets and Liabilities
 Increase (decrease) in accounts payable    5,521  (2,673)     30,900
and accrued liabilities
 Increase (decrease) in accrued expenses
and consulting fees (related party)      21,300        -    133,126
Net noncash activities related to               -        -    831,654
discontinued operations
Total adjustments                          76,968  (2,673)  3,122,145
Net cash used in operating activities     (7,449) (26,643) (1,405,161
                                                                  )

Cash flows from investing activities
 Capital expenditures                           -        -    (1,474)
Net cash flows used in investing                -        -    (1,474)
activities

Cash flows from financing activities
 Checks issued in excess of cash                                    -
 Proceeds from the sale of common stock         -     (94)    202,226
 Loans from shareholders                    6,500   27,000     94,805
 Repayments to shareholders                     -        -   (27,000)
 Capital contributions                          -        -     82,412
 Proceeds on notes payable                      -        -  1,054,408
Net cash provided by financing              6,500   26,906  1,406,851
activities

Increase (decrease) in cash and cash        (949)      263        216
equivalents

Cash and cash equivalents, beginning of     1,165        -          -
period

Cash and cash equivalents, end of period    $ 216    $ 263      $ 216


Cash paid for interest and income taxes:    -         -        -

          See condensed notes to financial statements.

               TECHNOLOGY ACQUISITION CORPORATION
                  (A Development Stage Company)
           Interim Unaudited Statements of Cash Flows
For the Six Months Ended September 30, 2003 and 2002, and for the
                           period from
         Inception (June 21, 1972) to September 30, 2003


                                     Six    Six Months
                                    Months     Ended     Cumulative
                                    Ended    September      From
                                  September   30,2002     Inception
                                   30, 2003
Supplemental noncash investing and
financing activities:
 Common stock issued for services       -          -           $ 257,500
rendered
 Common stock issued for licensing      -          -            $ 10,000
agreement
 Gain on exchange of net assets for
common stock of Healthbridge,         -          -           $ 713,349
Inc.
 Transfer of 330,000 shares of
Healthbridge, Inc. to majority
stockholder in full satisfaction      -          -            $ 14,595
of shareholder loans and for past
services rendered
 Realized losses on marketable                               $ 1,574,100
securities
 Notes payable incurred for             -          -           $ 220,000
services rendered
 Conversion of debt to equity           -          -         $ 1,143,002
 Common stock exchanged for             -          -         $ 2,520,009
subsidiary
 Notes payable exchanged for            -          -           $ 638,010
inventory
 Common stock issued for                -          -           $ 102,500
organization costs
 Write down of inventory                -          -           $ 572,829


          See condensed notes to financial statements.

               TECHNOLOGY ACQUISITION CORPORATION
                  (A Development Stage Company)
              NOTES TO INTERIM FINANCIAL STATEMENTS
                       September 30, 2003

NOTE 1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three and six months ended September 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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

Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.


NOTE 2. GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated insignificant revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate enough cash for operations. This also ended the tenure of Wilhelm Liesner and the Company's ongoing efforts to initialize its business operations with Oxywell. Due to the developments occurring with Oxywell GmbH, the Company will now have to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by the Company's President and majority shareholder. To meet these objectives, the President and majority shareholder advanced the Company $27,000 and raised $15,000 through the issuance of common stock at $1.00 per share pursuant to a REG S stock purchase agreement during the fiscal year ended March 31, 2003, and advanced the Company $6,500 during the six months ended September 30, 2003.

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

Management believes that it will continue to incur losses for at least the next twelve months, and will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company during 2004. The satisfaction of cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to fund growth for the foreseeable future. The Company expects to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

Management believes that despite the financial hurdles and funding uncertainties going forward, is has under development a business plan that, if successfully funded and executed, can enhance operating results.
The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, its board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.

The computation of basic and diluted loss per share is as follows for the periods indicated:

                                                              Cumulative
                 3 m/e      3 m/e      6 m/e      6 m/e        From
                9/30/03    9/30/02    9/30/03    9/30/02    Inception
Numerator-net
loss available          $         $          $           $            $
to common        (70,523)   (3,082)   (84,417)    (23,970)  (4,527,306)
stockholders

Denominator-weig
hted average      490,862   577,112    489,714     577,112      256,601
number of
common shares
outstanding

Basic and          $ (0.14)         $   $ (0.17)    $ (0.04)    $ (17.64)
diluted loss                (0.005)
per common
share

NOTE 4. RELATED PARTY TRANSACTIONS

Accrued consulting fees - related party - As of September 30, 2003, the Company owes its President $49,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. The Company accrues $3,000 per month for the President's services. There is no contract.

Accrued expenses - related party - As of September 30, 2003, accrued expenses-related party totaled $83,650 as follows:

  (1) $75,000 - due and payable for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
  (2) $8,650 - the Company owes two companies wholly-owned by the President of this Company for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of September 30, 2003, the balance outstanding is $6,500. These loans are unsecured, non-interest bearing and due on demand.

Oxywell Agreement - On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Wilhelm Liesner and essentially the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

NOTE 5. REVERSE SPLIT AND SUBSEQUENT EVENT

On October 13, 2003, pursuant to written consent of two thirds of all of the issued and outstanding shares of the Corporation's common stock, the Company effectuated a 10:1 reverse stock split of all of the issued and outstanding shares of the Corporation's common stock.

All share and per share information have been retroactively restated.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Technology Acquisition Corporation (TAC) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by TAC which attempt to advise interested parties of the factors which affect the business, in this report, as well as the TAC's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.


Plan of Operations

The  Company's  plan  of  operation for the  coming  year  is  to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. Although we have not entered into any binding agreement to effect such a transaction, our board of directors does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the our board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations.

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated insignificant revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate enough cash for operations. This also ended the tenure of Wilhelm Liesner and the Company's ongoing efforts to initialize its business operations with Oxywell water-oxygenating system. Due to the developments occurring with Oxywell GmbH, the Company will now have to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by the Company's President and majority shareholder. To meet these objectives, the President and majority shareholder advanced the Company $27,000 and raised $15,000 through the issuance of common stock at $1.00 per share pursuant to a REG S stock purchase agreement during the fiscal year ended March 31, 2003, and advanced the Company $6,500 during the six months ended September 30, 2003.

To date, we have not been profitable and we face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance our operating results.

Management believes that it will continue to incur losses for at least the next twelve months, and will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company during 2004. We do not expect to purchase any plant or significant equipment nor do we expect significant changes in the number of employees.

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

The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time.


Related party transactions

Accrued consulting fees - related party - As of September 30, 2003, the Company owes its President $49,476 for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. The Company accrues $3,000 per month for the President's services. There is no contract.

Accrued expenses - related party - As of September 30, 2003, accrued expenses-related party totaled $83,650 as follows:

  (3) $75,000 - due and payable for services rendered by two companies that are wholly-owned by the President of this Company. The payables incurred represent consulting services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.
  (4) $8,650 - the Company owes two companies, wholly-owned by the President of this Company, for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

Loans from shareholders - From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of September 30, 2003, the balance outstanding is $6,500. These loans are unsecured, non-interest bearing and due on demand.

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

The market prices for securities of developmental stage companies, including ours, are highly volatile and, from time to time, experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, technological innovations or new products, governmental regulation, developments in patent or other proprietary rights, and general market conditions may have a significant effect on the market price of our common stock.

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

Our business operations began in 1972 and we incurred operating losses since inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful of our future operations. We expect to incur significant operating losses over the next twelve months and our ability to become profitable will depend our ability to find a suitable merger candidate.

We may not obtain additional financing.

We anticipate that our existing funds will be sufficient to fund our operating requirements as currently planned during 2004. We expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue other business opportunities. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control. We will seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We may also borrow money from conventional lenders, possibly at high interest rates and on other terms that are unfavorable to us, which will increase the risk of your holdings. Despite our efforts, additional funding may not be available to us at all or only on terms that are unacceptable to us.


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

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating  results have varied on a quarterly  basis  during  our operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

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

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

  * Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

  * Manipulation  of  prices  through  prearranged  matching   of
    purchases and sales and false and misleading press releases;

  * "Boiler   room"  practices  involving  high  pressure   sales
    tactics and unrealistic price projections by inexperienced sales persons;

  * Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

  * The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

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

ITEM 3. Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the President, who is also the Chief Executive and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.   Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits


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

-----------------------------------------------------------------
  (a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002
(b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

(2) Reports on Form 8-K - None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12 day of November, 2003.


                               TECHNOLOGY ACQUISITION CORPORATION



                                    _____________________________
                                                 Willy H. Liesner
                                           President and Director

Exhibit 31 CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINACIAL
OFFICER
    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       (b)    Designed  such  internal  control  over   financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for
external   purposes   in  accordance  with   generally   accepted
accounting principles;
      (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date: November 12, 2003   By   /s/ Wilhelm Liesner
                               Wilhelm Liesner, President and
                               Chief Executive and Principal
                               Financial Officer

Exhibit 32
   Certification by the Chief Executive and Financial Officer
                   pursuant to 18 U.S.C. 1350
 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                              2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Technology Acquisition Corporation (the
"Issuer") for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.


                              TECHNOLOGY ACQUISITION CORPORATION

Date: November 12, 2003       By:  /s Wilhelm Liesner
                              Wilhelm Liesner, President, Chief
                              Executive and Principal Financial
                              Officer