Form 10QSB/A
period 2003-06-30
TECHNOLOGY ACQUISITION CORP
filed 2003-11-21
CIK 1121225

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

Technology Acquisition Corporation, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing Form 10-QSB/A, Amendment No. 1, for the sole purpose of correcting typographical errors contained in the stockholders' deficiency section of the Balance Sheet. There was no effect on previously reported total stockholders' deficiency.

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

TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
Interim Unaudited Balance Sheet
June 30, 2003

ASSETS
Current Assets
   Cash                                              $       59
Total Current Assets

Fixed assets, net                                         1,277

Total Assets                                         $    1,336


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
 Accounts payable and accrued liabilities            $   26,944
 Accrued consulting fees and expenses - related party   122,476
 Loans from shareholders                                    500
Total Current Liabilities                            $  149,920


Stockholders' Deficiency
 Preferred Stock: $0.25 Par Value;
   Authorized Shares, 5,000,000, Issued and
   Outstanding, None                                          -
 Common Stock: $0.01 Par Value; Authorized
   Shares, 30,000,000; Issued and Outstanding,
   4,908,616                                             49,086
 Additional paid-in capital                           4,309,113
 Deficit Accumulated During the Development Stage (4,456,783)
                                                        (98,584)
 Less: Stock Subscription Receivable                    (50,000)

Total Stockholders' Deficiency                         (148,584)

Total Liabilities and Stockholders' Deficiency  $         1,336

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