Form 10QSB
period 2003-12-31
TECHNOLOGY ACQUISITION CORP
filed 2004-02-17
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


(Mark One)
   [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

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

        Yes  x                                No____


The number of outstanding shares of the issuer's common stock, $0.01 par value (the only class of voting stock), as of December 31, 2003 was 510,900.

                      TABLE OF CONTENTS

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Balance Sheet

Interim Statements of Operations

Interim Statements of Cash Flows

Notes to Interim Financial Statements

Item 2.  Management's Discussion and Analysisor Plan of
Operations

Item 3.  Control and Procedures

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

               PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
As used herein, the term "Company" refers to Technology Acquisition Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


             TECHNOLOGY ACQUISITION CORPORATION
                (A Development Stage Company)
               Interim Unaudited Balance Sheet
                      December 31, 2003

ASSETS
Current Assets
 Cash                                          $ 237
Total Current Assets

Fixed assets, net                              1,130

Total Assets                                 $ 1,367

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
 Accounts payable and accrued               $ 29,596
liabilities
 Loans from shareholders                      39,900
Total Current Liabilities                     69,496

Stockholders' Equity
Preferred stock: $0.25 Par Value;
Authorized Shares, 5,000,000, Issued and           -
Outstanding, None
Common stock: $0.01 Par Value; Authorized
Shares, 30,000,000; Issued and                 5,109
Outstanding, 510,900
Additional paid-in capital                 4,482,465
Deficit accumulated during the
development stage                        (4,555,703)
Total stockholders' deficiency              (68,129)

Total Liabilities and Stockholders'          $ 1,367
Deficiency


        See condensed notes to financial statements.

             TECHNOLOGY ACQUISITION CORPORATION
                (A Development Stage Company)
         Interim Unaudited Statements of Operations
  For the Three and Nine Months Ended December 31, 2003 and
                          2002, and
  For the period from Inception (June 21, 1972) to December
                          31, 2003


                              Three     Three      Nine      Nine
                             Months     Months    Months    Months  Cumulative
                              Ended     Ended      Ended    Ended      From
                            December   December  December  December  Inception
                               31,     31, 2002     31,    31, 2002
                              2003                 2003

Revenues                       $ -       $ -        $ -      $ -        $ -

Operating Expenses
 General and                   28,396    50,466    112,813   74,436     990,968
administrative expenses

Operating Loss               (28,396)  (50,466)  (112,813) (74,436)   (990,968)

Other Expenses
 Realized losses on
permanent declines in               -         -          -        - (1,574,100)
marketable equity
securities
 Interest expense                   -         -          -        -   (359,826)
Total Other Expenses                -         -          -        - (1,933,926)

Net Loss Before              (28,396)  (50,466)  (112,813) (74,436) (2,924,894)
Discontinued Operations

Provision for Income Taxes          -         -          -        -           -

Discontinued Operations
 Operating loss                     -         -          -        - (2,344,158)
 Gain on disposal of                -         -          -        -     713,349
discontinued operations
Loss from Discontinued              -         -          -        - (1,630,809)
Operations

Net Loss Available to      $ (28,396)         $          $        $           $
Common Stockholders                    (50,466)  (112,813) (74,436) (4,555,703)

Basic and diluted loss per
share of common stock:
 Net loss before             $ (0.06)  $ (0.09)   $ (0.23) $ (0.13)   $ (11.23)
discontinued operations
 Discontinued operations            -         -          -        -      (6.26)
 Net loss per common share   $ (0.06)  $ (0.09)   $ (0.23) $ (0.13)   $ (17.49)

Weighted average number of
common                        510,209   577,112    496,753  577,112     260,424
shares outstanding






        See condensed notes to financial statements.

             TECHNOLOGY ACQUISITION CORPORATION
                (A Development Stage Company)
         Interim Unaudited Statements of Cash Flows
  For the Nine Months Ended December 31, 2003 and 2002, and
  For the period from Inception (June 21, 1972) to December
                          31, 2003


                                      Nine        Nine
                                     Months      Months  Cumulative
                                      Ended      Ended      From
                                    December    December  Inception
                                       31,        31,
                                      2003        2002

Cash flows from operating
activities
Net loss                                     $         $           $
                                     (112,813)  (74,436) (4,555,703)
Adjustments to reconcile net loss
to net cash used in operating
activities
 Depreciation                              221        49         344
 Common stock issued for services       12,000         -     269,500
 Related party expenses converted       31,950         -     117,375
to paid-in capital
 Common stock issued for licensing           -         -      10,000
agreement
 Transfer of asset for past                  -         -      14,595
services rendered
 Notes payable incurred for                  -         -     220,000
services rendered
 Realized losses on marketable               -         -   1,574,100
securities
 Write off stock subscription           50,000         -      50,000
receivable
Changes in Assets and Liabilities
 Increase (decrease) in accounts         4,814    51,137      29,596
payable and accrued liabilities
 Increase (decrease) in related              -
party expenses
Net noncash activities related to            -         -     831,653
discontinued operations
Total adjustments                       98,985    51,186   3,117,163
Net cash used in operating            (13,828)  (23,250) (1,438,540)
activities

Cash flows from investing
activities
 Capital expenditures                        -   (1,474)     (1,474)
Net cash flows used in investing             -   (1,474)     (1,474)
activities

Cash flows from financing
activities
 Checks issued in excess of cash             -      (94)           -
 Proceeds from the sale of common            -         -     202,226
stock
 Loans from shareholders                12,900    27,000     101,205
 Capital contributions                       -         -      82,412
 Proceeds on notes payable                   -         -   1,054,408
Net cash provided by financing          12,900    26,906   1,440,251
activities

Increase (decrease) in cash and          (928)     2,182         237
cash equivalents

Cash and cash equivalents,               1,165         -           -
beginning of period

Cash and cash equivalents, end of        $ 237   $ 2,182       $ 237
period


Cash paid for interest and income       -          -          -
taxes:

        See condensed notes to financial statements.

             TECHNOLOGY ACQUISITION CORPORATION
                (A Development Stage Company)
         Interim Unaudited Statements of Cash Flows
  For the Six Months Ended September 30, 2003 and 2002, and
                     for the period from
       Inception (June 21, 1972) to September 30, 2003


                                        Nine      Nine
                                       Months    Months  Cumulative
                                        Ended     Ended     From
                                      December  December Inception
                                      31, 2003  31, 2002
Supplemental noncash investing and
financing activities:
 Common stock issued for services     $ 12,000      -    $ 269,500
rendered
 Related party expense converted to   $ 117,375          $ 117,375
paid-in capital
 Common stock issued for licensing        -         -    $ 10,000
agreement
 Gain on exchange of net assets for
common stock of Healthbridge, Inc.        -         -    $ 713,349
 Transfer of 330,000 shares of
Healthbridge, Inc. to majority
stockholder in full satisfaction of       -         -    $ 14,595
shareholder loans and for past
services rendered
 Realized losses on marketable                           $
securities                                               1,574,100
 Notes payable incurred for services      -         -    $ 220,000
rendered
 Conversion of debt to additional         -         -    $
paid-in capital                                          1,143,002
 Common stock exchanged for               -         -    $
subsidiary                                               2,520,009
 Notes payable exchanged for              -         -    $ 638,010
inventory
 Common stock issued for                  -         -    $ 102,500
organization costs
 Write down of inventory                  -         -    $ 572,829


        See condensed notes to financial statements.

             TECHNOLOGY ACQUISITION CORPORATION
                (A Development Stage Company)
            NOTES TO INTERIM FINANCIAL STATEMENTS
                      December 31, 2003

NOTE 1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003, and the results of operations and cash flows for the three and nine months ended December 31, 2003 and 2002. These results have been determined on the basis of U.S. generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-KSB.

Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' deficiency.


NOTE 2. GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

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

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, its board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations. Management believes that despite the financial hurdles and funding uncertainties going forward, that it can successfully merge with another company if properly funded and executed.

Management plans to conduct limited operations to minimize operating expenses until external funds can be raised, internal cash flows are generated, or a merger is completed. Management believes that it will continue to incur losses for at least the next twelve months and will require additional funds through a combination of loans from shareholders and debt or equity financing to insure that there is sufficient capitalization. The Company's minimal costs involve in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by the Company's President and majority shareholder. To meet these objectives, the President and majority shareholder has advanced the Company approximately $40,000. The Company expects to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

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

The computation of basic and diluted loss per share is as follows for the periods indicated:



                                                          Cumulative
                3 m/e      3 m/e     9 m/e       9 m/e       From
              12/31/03   12/31/02   12/31/03   12/31/02   Inception
Numerator-net
loss          $(28,396)  $(50,466) $(112,813)  $(74,436) $(4,555,703)
available to
common
stockholders

Denominator-
weighted        510,209    577,112    496,753    577,112      260,424
average
number of
common shares
outstanding

Basic and      $ (0.06)   $ (0.09)   $ (0.23)   $ (0.13)    $ (17.49)
diluted loss
per common
share


NOTE 4. RELATED PARTY TRANSACTIONS

Accrued expenses.

Consulting fees - During the nine months ended December 31, 2003, the Company accrued $3,000 per month for services rendered to the Company by its President and majority shareholder such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. There is no contract.

Rent expense - During the nine months ended December 31, 2003, the Company accrued $550 per month for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

During the quarter ended December 31, 2003, the President of the Company agreed to convert $117,375 of accrued expenses owed him to additional paid-in capital due to insufficient capital resources. The balance converted represented (a) $42,375 in accrued expenses and (b) $75,000 due and payable for services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) by two companies that are wholly-owned by the President of this Company. The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.

Loans from shareholders.

From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of December 31, 2003, the balance outstanding is $39,900. These loans are unsecured, non-interest bearing and due on demand.

Oxywell Agreement.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Wilhelm Liesner and essentially the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

Common stock.

See Note 5.


NOTE 5. STOCKHOLDERS' EQUITY

Common stock.

During the quarter ended December 31, 2003, the Company issued 20,000 shares of common stock at $0.60 per share, or $12,000 for consideration of services rendered. The shares were issued at the fair market value on the date of issuance. The shares were issued as follows: 7,500 shares were issued to two directors for business management consulting services rendered, 2,500 shares were issued for accounting services rendered, and 10,000 shares were issued for consulting services rendered.

Reverse split.

During the quarter ended December 31, 2003, pursuant to written consent of two thirds of all of the issued and outstanding shares of the Corporation's common stock, the Company effectuated a 10:1 reverse stock split of all of the issued and outstanding shares of the Corporation's common stock. All share and per share information have been retroactively restated.

Stock Based Compensation.

The Company granted stock option during fiscal year 2002 which are described more fully in Note 6 of the Company's annual report on Form 10KSB at March 31, 2003. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the fiscal third quarter and year-to-date would have been reduced to the pro forma amount indicated below:

                3 m/e     3 m/e      9 m/e      9 m/e
              12/31/03  12/31/02    12/31/03  12/31/02
Net loss
 As reported  $(28,396) $(50,466)  $(112,813)         $
                                               (74,436)
 Pro Forma    $(43,036) $(65,106)  $(156,732)         $
                                              (118,355)
Loss per
share
 As reported   $ (0.06)  $ (0.09)    $ (0.23)  $ (0.13)
 Pro Forma     $ (0.08)  $ (0.11)    $ (0.32)  $ (0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: fair value of $0.10 per share; dividend yield of 0%; expected volatility of 0%; discount rate of 5%; and expected lives of 3 years.

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

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and it is exploring the possibility of selling or merging with another Company. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, its board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations. Management believes that despite the financial hurdles and funding uncertainties going forward, that it can successfully merge with another company if properly funded and executed.

Management plans to conduct limited operations to minimize operating expenses until external funds can be raised, internal cash flows are generated, or a merger is completed. Management believes that it will continue to incur losses for at least the next twelve months and will require additional funds through a combination of loans from shareholders and debt or equity financing to insure that there is sufficient capitalization. The Company's minimal costs involve in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by the Company's President and majority shareholder. To meet these objectives, the President and majority shareholder has advanced the Company approximately $40,000. The Company expects to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

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

The Company does not plan to hire any significant employees, purchase any significant assets, or incur any significant research and development costs during the next twelve months.

RELATED PARTY TRANSACTIONS

Accrued expenses.

Consulting fees - During the nine months ended December 31, 2003, the Company accrued $3,000 per month for services rendered to the Company by its President and majority shareholder such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary. There is no contract.

Rent expense - During the nine months ended December 31, 2003, the Company accrued $550 per month for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

During the quarter ended December 31, 2003, the President of the Company agreed to convert $117,375 of accrued expenses owed him to additional paid-in capital due to insufficient capital resources. The balance converted represented (a) $42,375 in accrued expenses and (b) $75,000 due and payable for services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System.) by two companies that are wholly-owned by the President of this Company. The services were performed during the period October 1, 1996 to December 31, 1997. There was no contract.

Loans from shareholders.

From time to time, the Company's president or one of his related entities, advances funds to pay expenses incurred on behalf of the Company. As of December 31, 2003, the balance outstanding is $39,900. These loans are unsecured, non-interest bearing and due on demand.

Oxywell Agreement.

On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Wilhelm Liesner and essentially the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

Common stock.

During the quarter ended December 31, 2003, the Company issued 20,000 shares of common stock at $0.60 per share, or $12,000 for consideration of services rendered. The shares were issued at the fair market value on the date of issuance. The shares were issued as follows: 7,500 shares were issued to two directors for business management consulting services rendered, 2,500 shares were issued for accounting services rendered, and 10,000 shares were issued for consulting services rendered.

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

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarter ended December 31, 2003, the Company issued 20,000 shares of common stock at $0.60 per share, or $12,000 for consideration of services rendered. The shares were issued at the fair market value on the date of issuance. The Company relied on exemption from registration under Section 4 (2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On October 13, 2003, pursuant to written consent of two thirds (3,737,500 shares) of all of the issued and outstanding shares of the Corporation's common stock, the Company effectuated a 10:1 reverse stock split of all of the issued and outstanding shares of the Corporation's common stock.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits


EXHIBIT PAGE
NO.NO.DESCRIPTION

3.1(a)Articles of Incorporation
3.2(a)Certificates of Amendment to Certificate of
      Incorporation of Registrant
3.3(a)Certificates of Amendment to Certificate of
      Incorporation of Registrant
3.4(a)Articles of Incorporation of Registrant
3.5(a)Articles of Merger of Registrant
3.6(a)Certificate of Amendment to Certificate of
      Incorporation of Registrant
3.7(a)Bylaws of Registrant
3.8(a) Amended Bylaws of Registrant
10.1(a)License Agreement between Registrant and Wilhelm
      Liesner
10.2(a)License Agreement between Wilhelm Liesner and Oxywell
      GmbH
10.3(b)Agreement of Amendment between Wilhelm Liesner and
      Oxywell GmbH

-----------------------------------------------------------
  (a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002
(b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

(2) Reports on Form 8-K - None

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of February 2004.


                  TECHNOLOGY ACQUISITION CORPORATION



                  _______________________________________
                  Wilhelm Liesner, President and Director

Exhibit 31 CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINACIAL
OFFICER
  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wilhelm Liesner, certify that:

(1)I have reviewed this quarterly report on Form 10-QSB of Technology Acquisition Corporation (the "registrant");

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:


(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(bDesigned such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


(5)I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 13, 2004      By: /s/ Wilhelm Liesner
                            Wilhelm Liesner, President and
                            Chief Executive and Principal
                            Financial Officer

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

TECHNOLOGY ACQUISITION CORPORATION

Date: February 13, 2000By: /s/ Wilhelm Liesner
Wilhelm Liesner, President, Chief Executive and
Principal Financial Officer