Form 10KSB
period 2004-03-31
TECHNOLOGY ACQUISITION CORP
filed 2004-07-01
CIK 1121225

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   Form 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  --------------  to ---------------

                       Commission File Number: 000-049635

                       TECHNOLOGY ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                 87-2099034
    --------------------------------         --------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

                        10600 N. De Anza Blvd., Suite 250
                           Cupertino, California 95014
    -------------------------------------------------------------------
               (address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 873-0400

                          2807 Allen Street, Suite 713
                               Dallas, Texas 75204
                                 (214) 948-2990
-------------------------------------------------------------------------------
(Former address and telephone number of principal executive offices) (Zip Code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.

Aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 7, 2004: $69,399 based on the average closing bid and ask price for the common stock on June 7, 2004.

Numberof shares of Common Stock, $0.01 par value, outstanding as of June 7, 2004: 4,980,900.

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                       TECHNOLOGY ACQUISITION CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----
Item  1. Description of Business                                          3

Item  2. Description of Property                                          10

Item  3. Legal Proceedings                                                10

Item  4. Submission of Matters to a Vote of Security Holders              10

PART II
-------

Item  5. Market for Common Equity and Related Stockholder Matters         11

Item  6. Management's Discussion and Analysis or Plan of Operation        11

Item  7. Financial Statements                                             13, F-1 - F-21

Item  8. Changes in and  Disagreements  with  Accountants  on
         Accounting  and Financial Disclosure                             13

Item 8A. Controls and Procedures

PART III
--------

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act               13

Item 10. Executive Compensation                                           15

Item 11. Security Ownership of Certain Beneficial Owners and Management   17

Item 12. Certain Relationships and Related Transactions                   18

Item 13. Exhibits and Reports on Form 8-K                                 19

Item 14.  Principal Accountant Fees and Services                          20

         Signatures                                                       21

                       TECHNOLOGY ACQUISITION CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business plans and expectations. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

THE COMPANY'S HISTORICAL DEVELOPMENT

Technology Acquisition Corporation, a Nevada corporation ("TAC" or the "Company"), has been a development stage company since its inception. The Company was originally incorporated in the State of Utah on June 21, 1972 under the name Loadmatic Corporation as an investment management company. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to

Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996 at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of oil and gas operations, the Company had ceased its investment management business. In January 1996, the Company acquired Win Tex Corporation from Win Tex's founder and majority owner, Wilhelm Liesner, the Company's former CEO, President and majority shareholder, in exchange for which it issued to Mr. Liesner a total of 240,000 (2,400,000 pre-split) shares of the Company's Common Stock. WinTex owned patents, intellectual and marketing rights to the Redloc((R) Waste Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. The valuation of the shares relating to the issuance of the shares was negotiated by Mr. Liesner and the Company and was based upon a negotiated agreed price. The transaction was recorded at the book value of Wintex Corp. in the amount of $2,520,009.

In April 1996, by amendment to its Articles of Incorporation, the Company changed its name to Roatan Medical Technologies, Inc. In June 1996, Roatan was incorporated as a Nevada entity and in the following July a migratory merger from Utah to Nevada was completed. Roatan Medical Technologies, Inc. engaged in business as a development stage company with the intent of producing and marketing medical devices and procedures. Roatan's primary focus was the production and marketing of its self-contained infectious waste disposal system known as the Redloc(R) Disposal System. The Company had contracted with United Systems, Inc. to manufacture the waste disposal system products.

In January 1999, due to a lack of funding, the Company sold its patent rights as well as all of the Company's other assets pursuant to an Asset Exchange Agreement to Healthbridge, Inc., which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge common stock acquired at a market value of $1,650,000. In addition to the Company, the Agreement also contemplated the sale of certain assets to Healthbridge by United Systems, Inc. ("United"). At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. However, while Healthbridge insisted upon purchasing all assets relating to the waste disposal system and facilitated the sale between the Company and Healthbridge, the Company's former majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the Agreement, Mr. Liesner was elected as a director of Healthbridge, which position he resigned effective January 2003. Following the sale, the Company ceased engaging in any business activity.

In July 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation. In November 2001, TAC entered into a licensing agreement with its former majority shareholder, Wilhelm Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The System was originally developed by Oxywell GmbH, a German company headquartered in Munich, which began marketing the System in the European Economic Community in July 2001.

In October 2001, Oxywell GmbH entered into an agreement with Mr. Liesner ( the "Oxywell Agreement") pursuant to which it granted Mr. Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. The license agreement between Mr. Liesner and the Company was co-extensive with the Oxywell Agreement, with the exception that under the Oxywell Agreement, Oxywell is not entitled to any royalty on the sale of the product. The Company does not hold any patents or trademark or trade name propriety rights relating to the Oxywell Product, but relies on the patent and trademark/trade name rights held by Oxywell GmbH, which had applied for protection in the United States.

Effective September 1, 2002, Liesner became President of Oxywell GmbH. Prior to that date, there was no relationship with Liesner and Oxywell GmbH, other than as an independent representative. On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Liesner and the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

On May 20 and 21, 2004, the Company effected a change in control. On May 20, 2004, the Company's former officers and directors, Wilhelm H. Liesner, Tanja Leonard, Walter Brinkmannn and Charles W. Conn, resigned in all capacities as officers and directors of the Corporation, and the Board of Directors appointed John Kinney and Steve Obana as directors. On May 21, 2004, the Board elected John Kinney as Chairman of the Board, Chief Executive Officer, and President of the Corporation and elected Steve Obana as Chief Financial Officer, Treasurer and Secretary of the Corporation.

Pursuant to a Securities Purchase Agreement dated May 20, 2004, (a) Wilhelm H. Liesner ("WL"), the Corporation's largest stockholder, who owned 1,140,000 shares of the 2,010,900 shares of Common Stock of the Corporation which are issued and outstanding as of March 31, 2004, (the only class of stock for which the Corporation has issued shares), (b) Kae Velmeden ("KV") who owned 180,000 shares of Common Stock of the Corporation, and (c) W. Markus Liesner ("ML") who owned 180,000 shares of the Corporation, (WL, KV and ML collectively, the "Sellers") collectively sold 1,500,000 of these shares in a private sale to the buyers (the "Buyers") identified in that certain Securities Purchase Agreement (the "Securities Purchase Agreement"). Under the terms of the Assignment and Assumption Agreement dated May 20, 2004, attached as Exhibit A to the Securities Purchase Agreement, a promissory note in the original principal amount of $75,000 was executed by the Company in favor of Liesner and was assigned to International Capital Advisory, Inc., Eric McAfee and Laird Cagan ("the assignees"). The buyers and the assignees paid $10,000 in cash to the Sellers. The Company filed an 8-K on May 27, 2004 which sets forth the details of the change in control. As a result of the change in control, the Company's principal offices are now located at 10600 N. De Anza Blvd., Suite 250, Cupertino, California 95014.

On May 21, 2004, the Board of Directors of the Company approved the following actions:

     o the conversion of the $75,000 note pursuant to the Assignment and Assumption Agreement and the issuance of 1,875,000 shares of common stock valued at $0.04 per share in full satisfaction thereof;

     o a private offering for the issuance of 195,000 shares of common stock at $0.04 per shares in consideration of $7,800. The purpose of the offering was to raise additional capital for satisfying the Company's continuing operating expenses, such as legal and accounting fees;

     o the issuance of 900,000 shares of common stock in consideration for services rendered under certain consulting and advisory agreement as follows: (a) 400,000 shares to Liviakis Financial Communications, Inc. ("LFCI") for public relations services and (b) 250,000 shares to Cagan McAfee Capital Partners, LLC ("CMCP") and 250,000 shares to International Capital Advisory, Inc. ("ICA") for merchant bank and merger and acquisition advisory services in assisting the Company in structuring and negotiating a potential merger and acquisition transaction; and

     o the increase in the Company's common stock to 100,000,000 shares and authorization for the Company's officers to file an amendment to the Company's Articles of Incorporation with the State of Nevada to effectuate the change.

All of the above shares were issued as of May 21, 2004.

On May 24, 2004, the Board of Directors of the Company approved the issuance of 70,000 shares of common stock to compensate certain of its directors and advisors for services rendered pursuant to an amended Registration Statement on Form S-8. As of the date of this filing, these shares have not been issued.

SELECTION OF A BUSINESS.

Since the Company has no current business, its plan of operation is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality, and to accept that the Company may have to wait longer, as a result of that policy, before consummating any transactions to create value for our shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible, or even likely, that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to significantly dilute the percentage of shares held by and owned by the Company's then shareholders.

OPERATION OF BUSINESS AFTER ACQUISITION

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We expect that following a merger or acquisition of a business, our current officers and directors will not be in control of the Company following the acquisition; however, we are unable to determine at this time such matters. It may be expected that the business will present various challenges that cannot be predicted at the present time.

GOVERNMENT REGULATION

We cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

COMPETITION

Management anticipates the Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

EMPLOYEES

The Company currently has no employees. Our two directors and officers devote as much time to the affairs of the Company as they deem necessary. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

RISK FACTORS

In addition to other information in this Form 10KSB, the following risk factors should be carefully considered in evaluating our business since the Company operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Auditor's opinion expresses doubt about the Company's ability to continue as a "going concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended March 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations. We have only recently commenced business operations and we face a high risk of business failure. There can be no assurance that we will achieve profitable business operations.

We do not intend to pay dividends in the foreseeable future

We have never declared nor paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

Dependence on key management personnel

Our future success depends on the skills, experience and performance of our two-person management team, and advisors, and their ability to operate effectively, both individually and as a group. If other of our existing management personnel were to leave the Company, it would be difficult to replace them, and our business would be materially harmed. There are no employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our employees.

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

Significant fluctuations in quarterly operating results

Our quarterly operating results may vary significantly in the future. Moreover, as a result of our past operating history, it is difficult to accurately forecast our potential revenue in any given period. Accordingly, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of sustainable trends or other future performance. If our revenues, operating results or earnings are below the levels expected by investors, our stock price is likely to decline. Volatile trends and fluctuations are typically the result of the combination of general economic, political and market conditions. These factors are beyond our ability to control or predict.

Concentration of voting power

As of March 31, 2004, and June 7, 2004, our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own approximately 95% and 87%, respectively, of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Potential and actual conflicts of interest with advisors

Certain advisors of the Company, including LFCI, ICH, and CMCP (collectively, the "Advisors" are also major shareholders of the Company because the Company paid them in stock for their services. The details of the Advisors' contracts, and the amount their respective shareholdings, are set forth in the Form 8-K filed by the Company on May 27, 2004. Potential or actual conflicts exist that could place the interests of the Advisors as shareholders at odds with the best interests of the Company, including with respect to the Company's contracts with the Advisors.

Future sales of large amounts of common stock

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933 could adversely affect the market price of our common stock. Our two directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. Sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We may not have a majority of independent directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our two executive officers, who are also directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

"Penny Stocks"

Our common stock has been approved for quotation on the OTC Bulletin Board. Since our common stock trades below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

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

REPORTS TO SECURITY HOLDERS

As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our Company with the Securities and Exchange Commission. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at (http://www.sec.gov).

ITEM 2: DESCRIPTION OF PROPERTY

As of May 21, 2004, the Company maintains limited office space on a month-to-month basis located at 10600 N. De Anza Blvd., Suite 250, Cupertino, California 95014. The Company does not currently pay any rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

During the fiscal year ended March 31, 2004, the Company's executive offices were located at 2807 Allen Street, Suite 713, Dallas, Texas 75204 and Munich, Germany, on a monthly basis with two companies owned by the Company's former principal shareholder and executive officer. The Company accrued rent of $250 and $300 per month, respectively, for the leased space, through December 31, 2003. There were no written documents memorializing the foregoing leasehold.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's common stock is quoted on the Over-the-Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc., under the symbol, "TAQC.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low sales prices for the quarters presented have been adjusted to reflect stock splits:

QUARTER ENDING:                    HI                LOW
------------------                ---                ---

June 30, 2002                       *                 *
September 30, 2002                  *                 *
December 31, 2002                   *                 *
March 31, 2003                      *                 *

June 30, 2003                      .04               .01
September 30, 2003                 .06               .04
December 31, 2003                  .06               .05
March 31, 2004                     .11               .06


* no available quoted prices during these periods


(b) Holders

As of March 31, 2004, there are approximately 220 shareholders of record of the Company's common stock.

(c) Dividends

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

(d) Recent Sales of Securities

There were no recent sales of unregistered securities during the fourth quarter of the fiscal year ended March 31, 2004.

(e) Equity Compensation Plan Information

As of March 31, 2004, the Company had no (a) compensation plans previously approved by security holders or (b) compensation plans not previously approved by security holders.

(f) Purchases of Equity Securities.

During the period covered by this report, no purchases were made by or on behalf of the Company of shares or other units of any class of the Company's equity securities pursuant to publicly-announced plans or programs.

ITEM 6: Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis or Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "Risk Factors" in Item 1 and elsewhere in this Report. The following should be read in conjunction with the audited financial statements of the Company included in Item 7.

PLAN OF OPERATIONS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. We have been a development stage company and have incurred net operating losses since inception (June 21, 1972). To date, we have not been profitable and we face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about our ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

In 2003, the Company ceased its efforts to develop the Oxywell water-oxygenating business. The Company did not own any intellectual property rights to the Oxywell products, but instead had limited territorial marketing rights. Due to Oxywell Gmbh inability to raise sufficient capital to support its products, the shareholders of Oxywell Gmbh voted to liquidate the business on June 6, 2003. As a result, the Company has not marketed Oxywell's products since that time.

Our plan of operation for the coming year is to identify and acquire a favorable business opportunity and we are exploring the possibility of selling or merging with another Company. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. Although we have not entered into any binding agreement to effect such a transaction, our board of directors does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the our board of directors does determine that a sale or merger of the Company is in the best interest of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the acquired business and fund future operations. We believe that despite the financial hurdles and funding uncertainties going forward, we can successfully merge with another company if properly funded and executed.

We plan to conduct limited operations to minimize operating expenses until external funds can be raised, internal cash flows are generated, or a merger is completed. We believe we will continue to incur losses for at least the next twelve months and will require additional funds through a combination of loans from shareholders and debt or equity financing to insure that there is sufficient capitalization. The Company's minimal costs involve the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by loans from shareholders.

The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profitable business and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing net revenues from a suitable business opportunity;
(4) obtaining loans and grants from various financial institutions where possible. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company expands its business operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had no significant assets. Management believes that it can satisfy its cash requirements for the next twelve months from loans from shareholders, debt or private equity offerings, and private placements. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established companies that have much greater resources. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

We do not expect any significant purchases or sales of plant and significant equipment. We do not expect significant changes in the number of our employees or in our business operations. If we are unable to successfully find a suitable merger or business acquisition target, we may be required to cease operations altogether.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We do believe we currently have any critical accounting policies requiring further discussion.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of our Company follow on pages F-1 through F-21.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's chief executive officer and the chief financial officer conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                                    PART III

ITEM  9: DIRECTORS AND OFFICERS,  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

Executive officers and directors of the Company are appointed at the discretion of the Board of Directors and serve until the next annual meeting of shareholders or until their successors are elected. There are no family relationships between or among any of the current executive officers or directors of the Company.

The following is a brief description of each director's and executive officer's business experience:

NAME                    AGE  POSITION HELD
--------               ----  -------------
John Kinney [1]         45   Chairman of the Board, CEO, President and Director
Steve Obana [1]         37   CFO, Treasurer, Secretary and Director
Wilhem Liesner [2]      69   Former Chairman of the Board, CEO, CFO and Director
Charles Conn [2]        66   Former Director
Walter Brinkman [2]     61   Former Director

(1) Appointed to the Board of Directors as of May 21, 2004.
(2) Resigned from the Board of Directors as of May 20, 2004.

John Kinney has been the Chairman, Chief Executive Officer and President of the Company since May 21, 2004. Mr. Kinney is the Chief Executive Officer of
Club Resources, Inc., a club management and investment firm based in Tiburon, California which he founded in 1987. From 1990 until 2003, Mr. Kinney was the founding Chief Executive Officer of Club One, Inc., which owns and operates over 100 athletic clubs, including Frog's, Club One and the Sporting Club at the Aventine. Mr. Kinney remains on the Board of Directors of Club One. Mr. Kinney presently is the President of the Tiburon Volunteer Fire Department. Mr. Kinney received his Bachelor's degree, Masters Degree in Industrial Engineering, and Masters Degree in Business Administration from Stanford University.

Steve Obana has been the Chief Financial Officer, Treasurer, Secretary and Director of the Company since May 21, 2004. Mr. Obana has been the President of the OB Group, a strategic management consulting firm in Redwood City, California which he founded, since 1999. From 1992 through 1998, Mr. Obana was Vice President and General Manager, Western Region of MicroFinancial, Inc. (NYSE:MFI), a financial intermediary. Mr. Obana received his Bachelor's degree from the University of California, Berkeley.

Wilhelm Liesner was the CEO, President and a Director of the Company from 1996 until May 2004. Mr. Liesner has been an investor, operator, financier and manager of trading, manufacturing and real estate ventures in Europe and the United States for 25 years. He founded his own investment company in 1982 and continues to serve as its president. He is the General Partner of numerous private partnerships. Until January 2003, he served on the Board of Directors of Healthbridge, Inc., an OTCBB company. Mr. Liesner resigned his officer and director positions held with the Company on May 20, 2004.

Charles W. Conn was a Director of the Company from November 2001 until May 20, 2004. Mr. Conn began his career at Young & Rubicam Advertising in Toronto, Canada. After a brief tenure as Senior Brand Manager at Libby's, Mr. Conn joined Young & Rubicam in New York where he spent three years working on major accounts. Mr. Conn subsequently assumed the position of Vice President, Group Account Manager at J. Walter Thompson, Canada and was subsequently promoted to Vice President General Manager of the company. In 1983 Mr. Conn became Director of Marketing for Bright's Wines, Canada's largest winery.

Walter Brinkmannn was a Director of the Company from December 2001 until May 20, 2004. Mr. Brinkmann started working at Colgate-Palmolive in Brussels where he eventually became New Products Manager, Benelux after earning his degree from the Technical University of Berlin and his MBA from INSEAD at Fontainebleau. Thereafter, Mr. Brinkmannn was employed by McKinsey & Co., Dusseldorf, where he specialized in developing new consumer brand strategies for major European companies and U.S. subsidiaries operating in Europe. In 1984, Mr. Brinkmannn joined Bayer AG as Director of Marketing, Consumer Products Division, and became General Manager of Bayer's German operations in 1987. From 1990 onward, he created and managed the European Affairs Office for the Coca-Cola Company and a European governmental affairs network within the EU and candidate countries. Since late 2000, Mr. Brinkmannn has operated from the United Kingdom as an independent consultant in his fields of expertise.

(B) SIGNIFICANT EMPLOYEES

There are presently no other employees of the Company other than its two directors and executive officers, John Kinney and Steve Obana.

(C) FAMILY RELATIONSHIPS

Ms. Tanja Leonard, who is the former Secretary and Treasurer of the Company, resigned her position as of May 20, 2004. She is the daughter of the former President of the Company, Wilhelm Liesner.

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

(E) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any individuals who during the period ended March 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

(F) CODE OF ETHICS AND AUDIT COMMITTEE

The Company has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Company has had minimal operations since June 2003. Accordingly, in view of the Company's lack of operations, new management, and since the change of control on May 20, 2004, has not yet adopted a Code of Ethics.

The Company does not currently have a separately-designated standing audit committee or committee performing similar functions. The entire Board of Directors is acting as the audit committee.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration And Executive Compensation

The following table shows, for the three-year period ended March 31, 2004, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for fiscal 2004 that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                            Long Term Compensation

                                                                                Awards                      Payouts

                                                                                         Securities
                                                                           Restricted    Underlying     LTIP        All Other
Name and Principal                                       Other Annual    Stock Award(s)  Options      payouts    Compensation
Position                Year   Salary($)   Bonus ($)    Compensation ($)      ($)         SARs(#)       ($)           ($)
------------------      ----   ---------   ---------    ---------------- --------------   -------     -------    ------------
Wilhelm Liesner,
President, Chief        2004   $27,000(1) $90,000(4)       - - -             - - -          - - -       - - -        - - -
Executive Officer,
and Director *
                        2003   $39,000(1)   - - -          - - -             - - -          - - -       - - -        - - -

                        2002   $     0      - - -          - - -          $25,000(1)        - - -       - - -        - - -

Walter Brinkmann,       2004   $     0      - - -          - - -          $ 1,500(5)        - - -       - - -        - - -
Director *

                        2003   $     0      - - -          - - -             - - -          - - -       - - -        - - -

                        2002   $     0      - - -          - - -          $ 5,000(2)        - - -       - - -        - - -

Charles Conn,           2004   $     0      - - -          - - -          $ 3,000(5)        - - -       - - -        - - -
Director *

                        2003   $ 6,000      - - -          - - -             - - -          - - -       - - -        - - -

                        2002   $     0      - - -          - - -          $20,000(3)        - - -       - - -        - - -

----------
* ALL OF THE ABOVE OFFICERS AND DIRECTORS RESIGNED THEIR POSITIONS HELD AS OF MAY 20, 2004. THE CURRENT OFFICERS AND DIRECTORS DID NOT RECEIVE ANY COMPENSATION OF ANY KIND FOR ANY OF THE LAST THREE FISCAL YEARS LISTED.

(1) The amount of $27,000 and $39,000 shown for Mr. Liesner in 2004 and 2003 was accrued but not paid. During 2002, Mr. Liesner was issued 25,000 (250,000 pre-split) restricted shares of the Company's Common Stock for past services rendered to the Company. These shares were valued at $25,000. Mr. Liesner was also issued 100,000 (1,000,000 pre-split) restricted shares in consideration for the license agreement between Mr. Liesner and the Company. Those shares have been valued at $0.10 ($0.01 pre-split) per share. In November 2001, the Company entered into a License Agreement with Mr. Liesner whereby Mr. Liesner granted the Company an exclusive license to market and sell the Oxywell System in the United States, Puerto Rico, and Canada (the "License Agreement").

On January 2, 2002, the Company's Board of Directors agreed to transfer 330,000 shares of common stock held in Healthbridge, Inc. to Mr. Liesner in payment for past services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The shares were valued at the closing bid price of January 2, 2002 of $0.23 per share totaling a value of $75,900.

In addition, the Company accrued, but did not pay, for the nine months ended December 31, 2003, $4,950 and owed as of March 31, 2003, certain monies for office space from two companies controlled by Mr. Liesner, which totaled $5,350. These amounts were converted to additional paid-in capital during the fiscal year ended March 31, 2004 are no longer owed to Mr. Liesner.

(2) Mr. Brinkmann was issued a total of 5,000 (50,000 pre-split) restricted shares, which have been valued at $5,000 for services rendered to the Company.

(3) Mr. Conn was issued a total of 2,000 (200,000 pre-split) restricted shares, which have been valued at $20,000 for services rendered to the Company.

(4) Mr. Liesner was issued a total of 1,500,000 shares of free trading common stock at $0.06 per share for business and management services rendered, which have been valued at $90,000 representing the quoted market price on the date of issuance. The shares were subsequently registered on Form S-8 in April 2004.

(5) Mr. Brinkmann and Mr. Conn were issued 2,500 and 5,000 shares restricted shares, respectively, which have been valued at the fair market value on the date of issuance, for business management consulting services rendered to the Company.

COMPENSATION OF DIRECTORS

Except as may be approved from time to time by the Company's Board of Directors, the Company's directors are not currently compensated on a regular basis for their services as a director of the Company and each does not receive any reimbursement for out-of-pocket costs incurred in attending meetings. The Company's compensation policies are subject to change and the Board of Directors may approve or establish such compensation arrangements from time to time as it deems appropriate in view of the Company's requirements.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of March 31, 2004; (ii) all directors; and (iii) all directors and executive officers of the Company as a group.

TITLE OF CLASS   NAME AND ADDRESS                  NATURE OF OWNERSHIP   NUMBER OF SHARES  % OF CLASS *
--------------   ----------------                  -------------------   ----------------  ------------
                Tobin Family Trust
   Common       10600 N. De Anza Blvd., Suite 250        Legal                845,000       17%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                Laird Q. Cagan
   Common       10600 N. De Anza Blvd., Suite 250        Legal                844,375       17%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                Eric McAfee
   Common       10600 N. De Anza Blvd., Suite 250        Legal                845,375       17%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                Liviakis Financial Communications, Inc.
   Common       10600 N. De Anza Blvd., Suite 250        Legal                400,000        8%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                John Liviakis
   Common       10600 N. De Anza Blvd., Suite 250        Legal                400,000        8%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                International Capital Advisory, Inc.
   Common       10600 N. De Anza Blvd., Suite 250        Legal                700,000       14%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

                Cagan McAfee Capital Partners, LLC
   Common       10600 N. De Anza Blvd., Suite 250        Legal                250,000        5%(1)(2)(3)(4)(5)
                Cupertino, CA 95014

   All executive officers and directors as a group                                  0        0%(1)

----------
* Percentages based on 4,980,900 shares outstanding as of May 21, 2004.

Notes:

(1) On May 20 and 21, 2004, the Company effectuated a change of control as described in the Form 8-K filed by the Company on May 27, 2004, which filing is incorporated herein by this reference. As of the date of this filing, John Kinney and Steve Obana are the sole directors and officers of the Company. As of the date of this filing, neither Mr. Kinney nor Mr. Obana owns shares of the Company, although the Company has authorized the issuance of 10,000 shares to each of them pursuant to the Company's amended Registration Statement on Form S-8 filed by the Company on June 29, 2004, which filing is incorporated herein by this reference.

(2) For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.

(3) All of the persons shown hold only shares of the Company's Common Stock.

(4) The address shown for each person is, for convenience, the Company's mailing address at 10600 N. De Anza Blvd., Suite 250 Cupertino, CA 95014. All of the shares shown are held directly by the named stockholder. Finally, all of the amounts shown are computed after giving effect to the Reverse Split of the Company's Common Stock approved by a majority of the Company's shareholders on October 13, 2003.

(5) Pursuant to a Securities Purchase Agreement dated May 20, 2004, (a) Wilhelm
H. Liesner ("WL"), the Corporation's largest stockholder, who owned 1,140,000 shares of the 2,010,900 shares of Common Stock of the Corporation which are issued and outstanding as of March 31, 2004, (the only class of stock for which the Corporation has issued shares), (b) Kae Velmeden ("KV") who owned 180,000 shares of Common Stock of the Corporation, and (c) W. Markus Liesner ("ML") who owned 180,000 shares of the Corporation, (WL, KV and ML collectively, the "Sellers") collectively sold 1,500,000 of these shares in a private sale to the buyers (the "Buyers") identified in that certain Securities Purchase Agreement (the "Securities Purchase Agreement"). The buyers and the assignees paid $10,000 in cash to the Sellers. The Company's 8-K filed on May 27, 2004 contains the details of the change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from shareholders - From time to time, the Company's former President, WL, or one of his related entities, advanced funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. As of March 31, 2004, unpaid loans from shareholders totaled $51,500.

Consulting fees - related party - Consulting fees, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary for the fiscal years ended March 31, 2004 and 2003 were $27,000 and $39,000, respectively.

Rent expense - related party - During the fiscal years ended March 31, 2004 and 2003, the Company accrued $550 per month for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents are $250 and $300, respectively.

Accrued expenses converted to equity - The Company's former President agreed to convert $117,375 of accrued expenses owed him to additional paid-in capital due to insufficient capital resources and the Company's inability to repay. The balance converted represented (a) $42,375 in unpaid accrued expenses such as accrued rent and accrued consulting fees and (b) $75,000 due and payable for services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System) by two companies that are wholly-owned by the former President of this Company. The services were performed during the period October 1, 1996 to December 31, 1997 and there was no contract.

Common stock issued - On October 3, 2003, the Company issued 10,000 shares of common stock at $0.60 per share, or $6,000 as follows: (i) 7,500 shares were issued for consideration of services rendered to two former directors of the Company for business management consulting services rendered and 2,500 shares were issued for accounting services rendered to the Company's former treasurer and secretary, who is also the daughter of the former President, Wilhelm Liesner. On February 18, 2004, the Company issued 1,500,000 shares of common stock at $0.06 per share to the Company's former President for business and management services rendered. The shares were valued at the fair market value on the date of issuance. The shares were subsequently registered on a Registration Statement pursuant to Form S-8 in April 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING EXHIBITS ARE INCLUDED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                            DESCRIPTION
-------- -----------------------------------------------------------------------

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

3.8    Amended Bylaws of Registrant*

10.1   License Agreement between Registrant and Wilhelm Liesner*

10.2   License Agreement between Wilhelm Liesner and Oxywell GmbH*

10.3   Agreement of Amendment between Wilhelm Liesner and Oxywell GmbH**

10.4   Securities Purchase Agreement dated May 20, 2004 ***

10.5   Assignment and Assumption Agreement dated May 20, 2004 ***

10.6   Advisory Agreement dated May 21, 2004 ***

10.7   Consulting Agreement dated May 21, 2004 ***

31(a) Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits 3.1 through 10.2 have been filed with the Form 10SB filed on February 20, 2002 and are incorporated by reference.

** Exhibit 10.3 has been filed with the Form 10SB filed on July 9, 2002, and is incorporated by reference.

*** Exhibits 10.4, 10.5, 10.6 and 10.7 have been filed with Form 8-K filed on May 27, 2004, and are incorporated by reference herein.

(b) Reports on Form 8-K.

None.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The firm of Clancy and Co., P.L.L.C. ("Clancy") provided audit services to the Company in connection with its annual report for the fiscal years ended March 31, 2004 and 2003. The aggregate fees billed by Clancy for the 2004 audit of the Company's annual financial statements and the quarterly reviews for the fiscal year ended March 31, 2004 of the Company's quarterly financial statements were approximately $15,825. The aggregate fees billed by Clancy for the 2003 audit of the Company's annual financial statements and the quarterly reviews for the fiscal year ended March 31, 2003 of the Company's quarterly financial statements were approximately $12,500.

Audit Related Fees

Clancy did not bill the Company for any fees in 2003 or 2004 for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

Clancy did not bill the Company any fees in 2003 or 2004 for professional services rendered in connection with the preparation of the Company's tax returns or tax advice for those periods.

All Other Fees

Clancy did not bill the Company any fees in 2003 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Clancy as detailed above, were pre-approved by the Company's board of directors. The Company's independent auditors performed all work using only their own full time permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29 day of June, 2004.

                                        Technology Acquisition Corporation

                                        /s/ John Kinney
                                        ---------------
                                        John Kinney
                                        Chairman, Chief Executive Officer
                                        and President

                                        /s/ Steve Obana
                                        ---------------
                                        Steve Obana
                                        Chief Financial Officer, Treasurer
                                        and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature        Title                                             Date
----------       -----                                             -------------

/s/ John Kinney  Chairman, President, Chief Executive Officer      June 29, 2004
---------------
John Kinney

/s/ Steve Obana  Chief Financial Officer, Treasurer and Secretary  June 29, 2004
---------------
Steve Obana

                       TECHNOLOGY ACQUISITION CORPORATION
                        INDEX TO THE FINANCIAL STATEMENTS
                        ---------------------------------

Independent Auditors' Report ..................................................   2

Balance Sheet at March 31, 2004 ...............................................   3

Statements of Operations for the years ended March 31, 2004 and 2003, and for the period from inception (June 21, 1972) to March 31, 2004
.. .............................................................................   4

Statements of Changes in Stockholders' Deficiency for the period from inception
(June 21, 1972) to March 31, 2004 .............................................   5-7

Statements of Cash Flows for the years ended March 31, 2004 and 2003, and for the period from inception (June 21, 1972) to March 31, 2004
.. .............................................................................   8-9

Notes to the Financial Statements .............................................   10-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Technology Acquisition Corporation

We have audited the accompanying balance sheet of Technology Acquisition Corporation, a Nevada Corporation, (A Development Stage Company) as of March 31, 2004, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended March 31, 2004 and 2003, and cumulative amounts from inception to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Acquisition Corporation as of March 31, 2004, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net operating losses since inception (June 21, 1972), a working capital deficiency and a net stockholders' deficiency, which raises substantial doubt about the Company's ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations. Management's plans regarding these matters are also disclosed in
Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

June 10, 2004

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2004

ASSETS
CURRENT ASSETS
   Cash                                                                       $       192
                                                                              -----------
Total current assets                                                                  192

Fixed Assets, net (Note 5)                                                          1,056
                                                                              -----------
Total Assets                                                                  $     1,248
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
   Accounts payable                                                           $    34,910
   Loans from shareholder (Note 4)                                                 51,500
                                                                              -----------
Total current liabilities                                                          86,410

COMMITMENTS AND CONTINGENCIES (NOTES 9, 10)

STOCKHOLDERS' DEFICIENCY
   Preferred stock:  $0.25 par value; authorized: 5,000,000;
            issued and outstanding: none                                               --
   Common stock: $0.01 par value; authorized shares: 100,000,000 (Note 10);
            issued and outstanding: 2,010,900                                      20,109
   Additional paid-in capital                                                   4,557,465
   Deficit accumulated during the development stage                            (4,662,736)
                                                                              -----------
Total stockholders' deficiency                                                    (85,162)
                                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $     1,248
                                                                              ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
         For the years ended March 31, 2004 and 2003, and for the period from inception (June 21, 1972) to March 31, 2004

                                                           YEAR ENDED       YEAR ENDED    CUMULATIVE FROM
                                                         MARCH 31, 2004   MARCH 31, 2003     INCEPTION
                                                         ------------------------------------------------
REVENUES                                                   $      --       $      --       $        --

GENERAL AND ADMINISTRATIVE EXPENSES                          219,847         125,902         1,098,001
                                                         ------------------------------------------------

OPERATING LOSS                                              (219,847)       (125,902)       (1,098,001)

OTHER INCOME (EXPENSES)
   Other income - product demo sales                              --          21,935            21,935
   Management fees - related party (Note 4)                       --          34,524            34,524
   Realized losses - permanent declines in
      marketable equity securities (Note 8)                       --              --        (1,574,100)
   Interest expense                                               --              --          (359,826)
                                                         ------------------------------------------------
Total other expenses                                              --          56,459        (1,877,467)
                                                         ------------------------------------------------

NET LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS    (219,847)        (69,443)       (2,975,468)

PROVISION FOR INCOME TAXES (Note 6)                               --              --                --

DISCONTINUED OPERATIONS (Note 8)
   Operating loss                                                 --              --        (2,400,617)
   Gain on disposal of discontinued operations                    --              --           713,349
                                                         ------------------------------------------------
Loss from discontinued operations                                 --              --        (1,687,268)
                                                         ------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                  $(219,847)      $ (69,443)      $(4,662,736)
                                                         ================================================

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK:
   Continuing operations                                   $   (0.33)      $   (0.12)      $    (10.85)
   Discontinued Operations                                        --              --             (6.15)
                                                         ------------------------------------------------
   Net loss                                                $   (0.33)      $   (0.12)      $    (17.00)
                                                         ================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         672,804         564,255           274,208
                                                         ================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                Statements of Changes in Stockholders' Deficiency
         For the Period from Inception (June 21, 1972) to March 31, 2004


                                                                                                DEFICIT
                                                                                               ACCUMULATED
                                                        COMMON       COMMON       ADDITIONAL   DURING THE
                                           PREFERRED    STOCK        STOCK        PAID-IN      DEVELOPMENT
                                             STOCK      SHARES       AMOUNT       CAPITAL        STAGE
                                           ---------------------------------------------------------------
Inception, June 21, 1972                       -      $     --      $   --      $     --       $     --
Common stock issued for services at $0.50
     per share                                 -         2,000          20           980             --
Common stock issued for cash at $0.75 per
     share                                     -       104,060       1,041        78,575             --
Net loss from inception on June 21, 1972
     through March 31, 1987                    -            --          --            --        (30,220)
                                           ------------------------------------------------------------
Balance, March 31, 1987                        -       106,060       1,061        79,555        (30,220)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --            50             --
Net loss, year ended March 31, 1988            -            --          --            --        (27,497)
                                           ------------------------------------------------------------
Balance, March 31, 1988                        -       106,060       1,061        79,605        (57,717)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --         2,674             --
Net loss, year ended March 31, 1989            -            --          --            --        (25,904)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1989                        -       106,060       1,061        82,279        (83,621)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --         1,600             --
Net loss, year ended March 31, 1990            -            --          --            --         (1,275)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1990                        -       106,060       1,061        83,879        (84,896)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --           568             --
Net loss, year ended March 31, 1991            -            --          --            --           (914)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1991                        -       106,060       1,061        84,447        (85,810)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --         1,516             --
Net loss, year ended March 31, 1992            -            --          --            --         (1,087)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1992                        -       106,060       1,061        85,963        (86,897)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --           521             --
Net loss, year ended March 31, 1993            -            --          --            --           (193)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1993                        -       106,060       1,061        86,484        (87,090)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --            45             --
Net loss, year ended March 31, 1994            -            --          --            --           (494)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1994                        -       106,060       1,061        86,529        (87,584)
Expenses paid on behalf of the Company by
     a stockholder                             -            --          --           400             --
Net loss, year ended March 31, 1995            -            --          --            --           (299)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1995                        -       106,060       1,061        86,929        (87,883)
Common stock issued for cash at $6.50 per
     share                                     -         1,940          19        12,591             --
Distribution to stockholders                   -            --          --        (9,450)            --
Net loss, year ended March 31, 1996            -            --          --            --         (3,267)
                                           ------------------------------------------------------------
BALANCE, MARCH 31, 1996                        -       108,000       1,080        90,070        (91,150)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
           Statements of Changes in Stockholders' Equity (Deficiency)
         For the Period from Inception (June 21, 1972) to March 31, 2004

                                                                                                            DEFICIT
                                                                                                          ACCUMULATED
                                                           COMMON STOCK       COMMON       ADDITIONAL     DURING THE
                                                PREFERRED     SHARES          STOCK         PAID-IN       DEVELOPMENT
                                                  STOCK                       AMOUNT        CAPITAL          STAGE
                                            ---------------------------------------------------------------------------
Common issued for the acquisition of 100%
     of the outstanding stock of Wintex
     Corp., April 2, 1996                           --       240,000            2,400       2,517,609              --
Shares canceled, May 23, 1996                       --            (8)              (1)              1              --
Capital contribution                                --            --               --          34,900              --
Common stock issued in exchange for
     organization expenses paid, August
     14, 1996                                       --        17,750              178         102,322              --
Common stock issued for cash at an average
     price of $3.35 per share during the
     six months ended September 30, 1996
                                                    --        20,869              209          69,791              --
Net loss, year ended March 31, 1997                 --            --               --              --        (854,511)
                                            ---------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                             --       386,611            3,866       2,814,693        (945,661)
Common stock issued for services rendered
     at $10.00 per share, June 20, 1997
                                                    --         4,000               40          39,960              --
Common stock issued for cash at $5.00 per
     share, June 23, 1997                           --         5,000               50          24,950              --
Common stock issued for services rendered
     at $10.00 per share, July 24, 1997
                                                    --         5,000               50          49,950              --
Common stock issued for services rendered
     at $10.00 per share, August 26, 1997
                                                    --        10,000              100          99,900              --
Net loss, year ended March 31, 1998                 --            --               --              --      (1,385,535)
                                            ---------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                             --       410,611            4,106       3,029,453      (2,331,196)
Net loss, year ended March 31, 1999                 --            --               --              --        (771,722)
                                            ---------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                             --       410,611            4,106       3,029,453      (3,102,918)
Debt converted to apic                              --            --               --       1,079,022              --
Accounts payable converted to apic                  --            --               --          63,980              --
Capital contributions                               --            --               --          29,338              --
Net loss, year ended March 31, 2000                 --            --               --              --        (915,678)
                                            ---------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                             --       410,611            4,106       4,201,793      (4,018,596)
Net loss, year ended March 31, 2001                 --            --               --              --        (226,547)
                                            ---------------------------------------------------------------------------
BALANCE, YEAR ENDED MARCH 31, 2001                  --       410,611            4,106       4,201,793      (4,245,143)
Common stock issued for legal services
     rendered at $1.00 per share, November
     19, 2001                                       --         4,000               40           3,960              --
Common stock issued for consulting
     services rendered at $1.00 per share,
     November 19, 2001 (Note 3)                     --        75,000              750          74,250              --
Common stock issued in exchange for
     licensing agreement at $0.10 per
     share, November 19, 2001 (Note 3)              --       100,000            1,000           9,000              --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
           Statements of Changes in Stockholders' Equity (Deficiency)
         For the Period from Inception (June 21, 1972) to March 31, 2004

                                                                                                                   DEFICIT
                                                                                                                  ACCUMULATED
                                                                   COMMON           COMMON        ADDITIONAL       DURING THE
                                                   PREFERRED        STOCK           STOCK          PAID-IN         DEVELOPMENT
                                                     STOCK          SHARES          AMOUNT          CAPITAL          STAGE
                                                  ----------------------------------------------------------------------------
Cancellation of shares on January 30, 2002,
     previously issued on November 19, 2001            --          (12,500)           (125)          (12,375)               --
Expenses paid on behalf of the Company by a
     stockholder                                       --               --              --            10,800                --
Net loss, year ended March 31, 2002                    --               --              --                --          (128,303)
                                                  ----------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                --          577,111           5,771         4,287,428        (4,373,446)
Common stock issued for cash at $10.00 per
     share pursuant to REG S on
     January 3, 2003                                   --            1,500              15            14,985                --
Cancellation of previously issued common
     stock in prior years                              --          (92,750)           (927)              927                --
Net loss, year ended March 31, 2003                    --               --              --                --           (69,443)
                                                  ----------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                --          485,861           4,859         4,303,340        (4,442,889)
Common stock issued for cash at $10.00 per
     share pursuant to REG S on May 12, 2003
                                                       --            5,000              50            49,950                --
Common stock issued for services rendered
     at $0.60 per share, October 3, 2003               --           20,000             200            11,800                --
Capital contribution by majority
     shareholder - forgiveness of debt                 --               --              --           117,375                --
Common stock issued for services rendered
     at $0.06 per share, February 18, 2004             --        1,500,000          15,000            75,000                --
Fractional shares adjustment                           --               39              --                --                --
Net loss, year ended March 31, 2004                    --               --              --                --          (219,847)
                                                  ----------------------------------------------------------------------------
BALANCE, MARCH 31, 2004                                --        2,010,900       $  20,109       $ 4,557,465       $(4,662,736)
                                                  ============================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
         For the years ended March 31, 2004 and 2003, and for the period from inception (June 21, 1972) to March 31, 2004

                                                                               YEAR ENDED       YEAR ENDED       CUMULATIVE
                                                                              MARCH 31, 2004  MARCH 31, 2003   FROM INCEPTION
                                                                              -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                        $(219,847)      $ (69,443)      $(4,662,736)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                     295             123               418
     Write off stock subscription receivable                                       50,000              --            50,000
     Common stock issued for services                                             102,000              --           359,500
     Common stock issued for licensing agreement                                       --              --            10,000
     Debt converted to additional paid-in capital                                 117,375                           117,375
     Transfer of marketable securities for past services rendered and                  --              --
      satisfaction of shareholder loans outstanding                                                                  75,900
     Notes payable incurred for services rendered                                      --              --           220,000
     Realized losses on marketable securities                                          --              --         1,574,100
Changes in assets and liabilities
    Increase (decrease) in accounts payable                                         9,530          20,227            34,910
    Increase (decrease) in accrued expenses - related party                       (80,350)          5,350                --
    Increase (decrease) in accrued consulting fees                                 (4,476)          4,476                --
Net non-cash activities related to discontinued operations                             --              --           831,653
                                                                              -----------------------------------------------
Net cash flows used in operating activities                                       (25,473)        (39,267)       (1,388,880)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures                                                                --          (1,474)           (1,474)
                                                                              -----------------------------------------------
Net cash flows used in investing activities                                            --          (1,474)           (1,474)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Checks issued in excess of cash                                                     --             (94)               --
   Proceeds from the sale of common stock                                              --          15,000           202,226
   Loans from shareholders                                                         24,500          27,000           112,805
   Repayments to shareholders                                                          --              --           (61,305)
   Capital contributions                                                               --              --            82,412
   Proceeds from notes payable                                                         --              --         1,054,408
                                                                              -----------------------------------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    24,500          41,906         1,390,546
                                                                              -----------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (973)          1,165               192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,165              --                --
                                                                              -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     192       $   1,165       $       192
                                                                              ===============================================
CASH PAID FOR INTEREST AND INCOME TAXES:                                               --              --                --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
         For the years ended March 31, 2003 and 2002, and for the period from inception (June 21, 1972) to March 31, 2004


                                                                             YEAR ENDED      YEAR ENDED     CUMULATIVE
                                                                           MARCH 31, 2004  MARCH 31, 2003 FROM INCEPTION
                                                                           ---------------------------------------------
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                                  $102,000              --      $  359,500
                                                                           =============================================
   Common stock issued for licensing agreement                                      --              --      $   10,000
                                                                           =============================================
   Gain on exchange of net assets for common stock of Healthbridge, Inc.            --              --      $  713,349
                                                                           =============================================
   Transfer of 330,000 shares of Healthbridge, Inc. to majority stockholder in full satisfaction of shareholder loans ($61,305) and
    for past services rendered ($14,595)                                            --              --      $   75,900
                                                                           =============================================
   Realized losses on marketable securities                                         --                      $1,574,100
                                                                           =============================================
   Notes payable incurred for services rendered                                     --              --      $  220,000
                                                                           =============================================
   Conversion of debt to equity                                               $117,375              --      $1,260,377
                                                                           =============================================
   Common stock exchanged for subsidiary                                            --              --      $2,520,009
                                                                           =============================================
   Notes payable exchanged for inventory                                            --              --      $  638,010
                                                                           =============================================
   Common stock issued for organization costs                                       --              --      $  102,500
                                                                           =============================================
   Write down of inventory                                                          --              --      $  572,829
                                                                           =============================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements

                                 March 31, 2004

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS.

Organization. Technology Acquisition Corporation (A Development Stage Company) (the "Company") was originally incorporated in the State of Utah on June 21, 1972 under the name of Loadmatic Corporation, as an investment management company, with an authorized capital of 30,000,000 shares of $0.01 par value common stock. On March 24, 1986, by amendment to its Articles of Incorporation, the Company changed its name to Cignal Oil Company and commenced operations in the development of several oil and gas properties through a series of subsidiaries until approximately March 1996, at which time management ceased operations when financing efforts to continue its business were unsuccessful. Prior to the discontinuance of the oil and gas operations, the Company had ceased its investment management business. In January 1996, the Company acquired Wintex Corp. ("Wintex") from Wintex's founder and majority shareholder, Wilhelm Liesner ("Liesner"), the former Chief Executive Officer, President and majority shareholder of the Company, in exchange for 240,000 shares of the Company's common stock. Wintex owned patents, intellectual and marketing rights to the Redloc(R) II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications.

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

The Company contracted with United Systems, Inc. ("United") to manufacture the waste disposal system products, but due to lack of funding, the Company sold its patent rights as well as the Company's other assets pursuant to an Asset Exchange Agreement dated January 27, 1999, to Healthbridge, Inc., ("Healthbridge"), which thereafter became a publicly traded company, in consideration for which the Company received 330,000 shares of Healthbridge common stock acquired at a market value of $1,650,000, per published closing market prices. In addition, the Agreement also contemplated the sale of certain assets to Healthbridge by United. At the time that United had originally contracted with the Company to manufacture the product, the two companies had no affiliation. However, Healthbridge was insisting upon purchasing all assets relating to the waste disposal system and to facilitate the sale between the Company and Healthbridge, the Company's majority shareholder purchased a majority shareholder interest in United after which United became a party to the Agreement. Additionally, as part of the agreement, Liesner was elected as a director of Healthbridge, which position he resigned effective January 2003. Following the sale, the Company ceased engaging in any business activity. (See
Note 8)

On August 7, 2000, by amendment to its Articles of Incorporation, the Company changed its name to Technology Acquisition Corporation. In November 2001, the Company entered into a licensing agreement with its majority shareholder, Liesner, pursuant to which it acquired the exclusive rights to market and sell the Oxywell water-oxygenating system in North America (the "Oxywell System" or "System"). The Oxywell System was originally developed by Oxywell GmbH, a German company headquartered in Munich, which began marketing the System in the European Economic Community in July 2001. In October 2001, Oxywell GmbH entered into an agreement with Liesner (the "Oxywell Agreement") pursuant to which it granted Liesner exclusive rights to market the Oxywell System in the United States, Puerto Rico and Canada and an option to market and sell the System in Mexico. The license agreement between Liesner and the Company was virtually co-extensive with the Oxywell Agreement, with the exception that under the Oxywell Agreement, Oxywell was not entitled to any royalty on the sale of the product. The Company did not hold any patents or trademark or trade name propriety rights relating to the Oxywell Product, but relied on the patent and trademark/trade name rights held by Oxywell GmbH, which had applied for protection in the United States. Effective September 1, 2002, Liesner became President of Oxywell GmbH. Prior to that date, there was no relationship with Liesner and Oxywell GmbH, other than as an independent representative. On June 6, 2003, the shareholders of Oxywell GmbH filed for liquidation of the Company due to the inability to generate sufficient cash for operations. This also ended the tenure of Liesner and essentially the Company's ongoing business efforts related to the Oxywell water-oxygenating system.

Nature of operations. The Company is a development stage company, actively seeking merger candidates. To date, management has devoted the majority of its efforts to (i) developing its marketing strategy and plans, (ii) pursuing and assembling a management team to attain its business goals, and (iii) obtaining sufficient working capital from loans and from equity obtained through private placement offerings.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Development stage company - A business is a defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or
(ii) have commenced, but have not produced any significant revenues. (See Note
2)

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and loans from shareholders, the carrying amounts approximate fair value due to their short maturities.

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

Cost recognition - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. General and administrative costs, including research and development expenses, are expensed when incurred. Research and development costs for the fiscal year ended March 31, 2003, 2004, and for the period from inception to March 31, 2004, were $10,312, $0 and $10,312.

Advertising costs - Advertising costs are expensed as incurred and totaled $0 for 2004, and $5,199 for 2003 and for the period from inception to March 31, 2004.

Allowance for doubtful accounts and return allowances - The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated on detailed review of customer accounts based on how recently payments have been received, overall historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. There is no allowance for doubtful accounts as of March 31, 2004.

Marketable equity securities - Marketable equity securities consist of Rule 144 restricted common stock stated at market value as determined by the most recently traded price at the balance sheet date. All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments available for current operations are classified in the balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity in comprehensive income (loss), net of taxes, until realized. Realized gains and losses are included in the statement of operations in the period they arise. There have been no unrealized gains/losses since inception.

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

Earnings per share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future such as options were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above and has adopted the pro forma disclosure requirements only of SFAS No. 123.

Comprehensive income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from deficit accumulated during the development stage and additional paid-in capital in the equity section of the balance sheet. The Company discloses total comprehensive income its components and accumulated balances on its statement of stockholders' deficiency, when applicable.

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

Reclassification - Certain prior period amounts have been reclassified to conform to the current period presentation.

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

May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

NOTE 2 - GOING CONCERN

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated minimal revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or internal cash flows are generated. Management believes that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds through loans from shareholders, debt or equity financing.

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

NOTE 3 - STOCKHOLDERS' EQUITY

On June 21, 1972, the Company issued 2,000 shares of common stock for services rendered at $0.50 per share, or $1,000. Additionally, the Company issued 104,060 shares of common stock for cash at $0.75 per share, or $79,616.

For the years ended March 31, 1988 through March 31, 1995, total capital contributions of $7,374 were made to the Company to pay for expenses incurred on behalf of the Company.

During the year ended March 31, 1996, the Company issued 1,940 shares of common stock for cash at $6.50 per share, or $12,610. The proceeds were used to repay shareholder loans and purchase common stock in various closely held companies. The Company distributed the stock acquired directly to the shareholders on a pro rata basis during March 1996, reducing its paid in capital by $9,450.

On April 2, 1996, the Board of Directors authorized a reverse split of 5:1 of the Company's common stock, with the par value remaining the same. All share and per share information have been adjusted retroactively to reflect the reverse stock split.

On April 2, 1996, the Company exchanged 240,000 shares of restricted common stock for 100% of the outstanding common stock of Wintex Corp., a Texas corporation. Wintex Corp.'s founder and majority shareholder, Liesner, was also the former Chief Executive Officer, President and majority shareholder of the Company. The transaction was recorded at the net book value of Wintex Corp. in the amount of $2,520,009, because exchanges or transfers of assets between related parties or entities under common control are valued at historical costs in a manner similar to that in pooling-of-interest accounting. Wintex owned patents, intellectual and marketing rights to the Redloc(R) II Disposal System, as well as a number of sterilizer modules used in hospital and medical waste disposal applications. Wintex Corp. is no longer in existence.

On May 23, 1996, the Company canceled 8 shares of its common stock that were issued in error.

On August 14, 1996, the Company issued 17,750 shares of its restricted common stock in exchange for organization costs paid, or $102,500. During the six months ended September 30, 1996, the Company issued 20,869 shares of restricted common stock for cash at an average price per share of $3.35, or $70,000.

During the fiscal year ended March 31, 1997, the Company received $34,900 in capital contributions.

On June 20, 1997, the Company issued 4,000 shares of restricted common stock for services rendered at $10.00 per share, or $40,000. The shares were issued at the fair market value of the services rendered.

On June 23, 1997, the Company issued 5,000 shares of restricted common stock for cash at $5.00 per share, or $25,000.

On July 24, 1997, the Company issued 5,000 shares of restricted common stock for services rendered at $10.00 per share, or $50,000. The shares were issued at the fair market value of the services rendered.

On August 26, 1997, the Company issued 10,000 shares of restricted common stock for services rendered at $10.00 per share, or $100,000. The shares were issued at the fair market value of the services rendered.

On April 1, 1999, the Company converted notes payable and related accrued interest totaling $1,079,022, and accounts payable of $63,980 to additional paid in capital.

During the year ended March 31, 2000, the majority stockholder made cash contributions of $29,338 to pay for various expenses of the Company.

On November 19, 2001, the Company issued 66,500 shares of restricted common stock for services rendered at 1.00 per share, or $66,500, as follows: 4,000 shares of restricted common stock to an unrelated party for legal services rendered in connection with filing a registration statement with the Securities and Exchange Commission; 25,000 shares to the majority stockholder for management and consulting services provided to the Company, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary; 5,000 shares to a related party, (the daughter of the majority stockholder) for accounting and bookkeeping services; 5,000 shares to an unrelated party for director fees; 20,000 shares to an unrelated consultant to formulate a marketing strategy for the Oxywell product, of which 12,500 shares were subsequently canceled on January 30, 2002; and 20,000 shares to an unrelated consultant for business management services. The value ascribed to the shares of common stock was based on the fair value of the services received. The fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market. The share issuances and values assigned were consummated on terms equivalent to those that prevail in an arm's-length transaction.

On November 19, 2001, the Company also issued 100,000 shares of restricted common stock to its former President, Liesner, in consideration for his granting to the Company an exclusive license to market and sell the Oxywell water-oxygenating system in North America. There was no consideration paid by Liesner for the license prior to Liesner granting the licensing rights to the Company. The Board of Directors approved the transaction. The transaction was recorded at a nominal value of $10,000, or $0.10 per share, because (i) the fair market value of the common stock could not be measured objectively and reliably due to a lack of trading history and an established trading market and (ii) the fair value of the license could not be determined because future cash flows were uncertain. No asset was recognized and the entire value ($10,000) was expensed and included in general and administrative expenses for the year ended March 31, 2002, since the recoverability of this contract was uncertain. (See Note 4)

During the fiscal year ended March 31, 2002, the President and majority stockholder made cash contributions of $10,800 to pay for various expenses of the Company.

On November 19, 2002, the Company issued, but did not release, 150,000 shares of common stock pending a final written agreement between Oxywell GmbH and the Company, whereby Oxywell GmbH would sell certain of its assets to the Company in exchange for 150,000 shares of the Company's common stock. No final written agreement was reached and the shares were canceled on March 13, 2003.

On February 7, 2003, the Company canceled 92,750 shares of previously issued common stock because Management of the Company determined that the consideration was never given or the services were never rendered. (See Note 9)

On January 3, 2003, the Company raised $15,000 and issued 1,500 shares of common stock at $10.00 per share pursuant to certain REG S stock purchase agreements.

On May 12, 2003, the Company issued 5,000 shares of common stock at $10.00 per share pursuant to certain REG S stock purchase agreement. The funds were never collected and management subsequently wrote off the balance due of $50,000, which was charged to operations for the fiscal year ended March 31, 2004.

On October 3, 2003, the Company issued 20,000 shares of common stock at $0.60 per share, or $12,000 for consideration of services rendered. The shares were issued at the fair market value on the date of issuance. The shares were issued as follows: 7,500 shares were issued to two directors for business management consulting services rendered, 2,500 shares were issued for accounting services rendered, and 10,000 shares were issued for consulting services rendered.

On October 13, 2003, the Board of Directors authorized a reverse split of 10:1 of the Company's common stock, with the par value remaining the same. All share and per share information have been adjusted retroactively to reflect the reverse stock split.

On February 18, 2004, the Company issued 1,500,000 shares of common stock at $0.06 per share to the Company's former President for business and management services rendered. The shares were valued at the fair market value on the date of issuance. The shares were subsequently registered on Form S-8 in April 2004.


NOTE 4 - RELATED PARTY TRANSACTIONS

Loans from shareholders - From time to time, the Company's former President or one of his related entities, advanced funds to pay expenses incurred on behalf of the Company. These loans are unsecured, non-interest bearing and due on demand. On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge to its former President and majority stockholder for management services rendered and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge shares were valued at the closing bid price on January 2, 2002 of $0.23. As of March 31, 2004, unpaid loans from shareholders totaled $51,500.

Consulting fees - related party - Consulting fees, such as maintaining the books and records, overseeing and meeting compliance requirements, and other general and administrative duties as deemed necessary, which are included in general and administrative expenses, for the fiscal year ended March 31, 2003 and 2004, and for the period from inception to March 31, 2004, totaled $39,000, $27,000, and $66,000, respectively.

Rent expense - related party - During the fiscal years ended March 31, 2004 and 2003, the Company accrued $550 per month for the use of office facilities in Dallas and Munich, Germany. There are no rental agreements and the monthly rents were $250 and $300, respectively. Rental expense included in general and administrative expenses for the fiscal year ended March 31, 2003, 2004, and for the period from inception to March 31, 2004, was $9,350, $4,950, and $14,300, respectively.

Management Fees - During the fiscal year ended March 31, 2003, the Company entered into an agreement with Oxywell GmbH to provide consulting services at the rate of $5,500 Euros per month. Other income includes management fees for management services provided to Oxywell, a company controlled by the same president as the Company's former President. Included in the statement of operations for the fiscal year ended March 31, 2003 and for the period from inception to March 31, 2004, are fees earned for management services provided totaling $34,524.

Accrued expenses converted to equity - The Company's former President agreed to convert $117,375 of accrued expenses owed him to additional paid-in capital due to insufficient capital resources and the Company's inability to repay. The balance converted represented (a) $42,375 in unpaid accrued expenses such as accrued rent and accrued consulting fees and (b) $75,000 due and payable for services rendered related to the Company's development, production, and marketing of its prior self-contained infectious waste disposal system (Redloc II Disposal System) by two companies that were wholly-owned by the former President of this Company. The services were performed during the period October 1, 1996 to December 31, 1997 and there was no contract.

Common stock and the Oxywell Agreement - See details in Note 3.

NOTE 5 - FIXED ASSETS

Fixed assets consist of computer equipment with a stated cost of $1,474 and accumulated depreciation of $417, for a net book value of $1,056. Depreciation expense for the fiscal year ended March 31, 2003, 2004, and for the period from inception to March 31, 2004, was $123, $294, and $417, respectively.


NOTE 6 - INCOME TAXES

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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) is as follows:

                                       2004             2003        INCEPTION
                                     -----------------------------------------
Expected federal income tax benefit  $ 74,700       $ 23,600       $ 1,585,000
Increase in valuation allowance       (74,700)       (23,600)       (1,585,000)
                                     -----------------------------------------
Income tax expense (benefit)               --             --                --
                                     =========================================

At March 31, 2004, non-current deferred tax asset of approximately $1,585,000 results from the deferred tax benefit of net operating loss carryforwards of approximately $1,045,000, which have a 100% valuation allowance, and capital loss carryforwards of approximately $540,000, which have also been fully offset by a valuation reserve, as the ability of the Company to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of March 31, 2004, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $3,100,000, which expire through 2024, and capital loss carryforwards of $1,589,000, which expire through 2007. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 7 - OPTIONS

On November 6, 2001, the Company granted a total of 20,000 options to purchase an equal number of shares of the Company's common stock at an exercise price of $10.00 per share for 10,000 shares and $20.00 a share for 10,000 shares expiring on November 6, 2006, or sooner if the optionee's relationship with the Company ceases prior to that date. The options vested immediately. There have been no options granted, exercised, canceled, or forfeited since that date. (See Note
10)

The fair value of options granted during 2001 was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted-average grant-date fair value of $10.00 per share, expected volatility of 0%, dividend yield of 0%, risk-free interest rate of 5%, and expected lives of three years. The remaining contractual life of the options is 2.58 years.


Stock options outstanding and exercisable on March 31, 2004 are as follows:

                                               WEIGHTED AVERAGE     WEIGHTED
          RANGE OF                SHARES          EXERCISE          AVERAGE
       EXERCISE PRICE              UNDER            PRICE         REMAINING LIFE
         PER SHARE                OPTION                            IN YEARS
-------------------------------------------------------------------------------
Outstanding and Exercisable:
           $10.00                 10,000           $  3.33            0.86
           $20.00                 10,000           $ 13.33            1.72

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for stock option awards granted at or above the fair market value of the Company's common stock. Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                              2004             2003           INCEPTION
                                                           ---------------------------------------------
Net loss
   As reported                                             $ (219,847)      $  (69,443)      $(4,662,736)
   Stock-based employee compensation cost, net of tax              --               --          (175,675)
                                                           ---------------------------------------------
   Pro forma                                               $ (219,847)      $  (69,443)      $(4,838,411)
                                                           =============================================
Net loss per share
   As reported                                             $    (0.33)      $    (0.12)      $    (17.00)
                                                           =============================================

   Pro forma                                               $    (0.33)      $    (0.12)      $    (17.65)
                                                           =============================================

NOTE 8 - DISCONTINUED OPERATIONS

Pursuant to an Asset Purchase Agreement dated January 27, 1999, the Company transferred all of its assets, which included patents, inventories, machinery, equipment, and intangibles and assumed certain liabilities in exchange for 330,000 shares of Healthbridge common stock (See Note 1). Certain assets such as tax loss carryforwards, carrybacks, net operating losses, refunds, etc. were excluded from the exchange.

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

THE LOSS FROM DISCONTINUED OPERATIONS FOLLOWS:

Revenue                            $    38,701
Operating costs                     (2,439,318)
                                   -----------
Net loss                           $(2,400,617)
                                   ===========

The gain on the disposal is as follows:

Sales price:  330,000 shares of  Healthbridge,  Inc. common
               stock at fair marke                                                   $ 1,650,000


Assets purchased:
Inventory                                                             40,395
Fixed assets, net                                                     10,778
Organization costs                                                   102,500
Patents, net                                                       2,100,007          (2,253,680)
                                                                   ---------

Liabilities assumed:
FCIC promissory note (FCIC)                                        1,000,000
Accounts  payable per  agreement  (includes  FCIC  "Expense
Notes" of $84,681)                                                   233,215
Accrued interest forgiven                                             83,814           1,317,029
                                                                   ---------         -----------

Gain on disposal                                                                     $   713,349
                                                                                     ===========

The fair market value of the 330,000 Healthbridge shares was $1,650,000 and these securities were written down by $1,574,100 to their estimated realizable value, because, in the opinion of management, the decline in market value of those securities was considered to be other than temporary.

The following is a summary of the activity relating to marketable equity securities classified as "available-for-sale" securities as required by SFAS No. 115:

Cost                                                             $ 1,650,000
Gross realized losses-year ended 3/31/99                            (495,000)
                                                                 -----------
Estimated fair value, 3/31/99                                      1,155,000
Gross realized losses-year ended 3/31/00                            (887,700)
                                                                 -----------
Estimated fair value, 3/31/00                                        267,300
Gross realized losses, year ended 3/31/01                           (184,800)
                                                                 -----------
Estimated fair value, 3/31/01                                         82,500
Realized losses, year ended 3/31/01                                   (6,600)
                                                                 -----------
Estimated fair value before transfer to majority stockholder          75,900
Value of shares distributed to majority stockholder                  (75,900)
                                                                 -----------
Balance                                                          $         -

On January 2, 2002, the Board of Directors agreed to transfer the 330,000 shares of common stock held in Healthbridge to its former president and majority stockholder for management services rendered of $14,595 and in full satisfaction of $61,305 in shareholder loans advanced through December 31, 2001. The services rendered were valued at the fair market value of the services rendered. The Healthbridge shares were valued at the closing bid price on January 2, 2002 of $0.23. (See Note 4)

NOTE 9 - CONTINGENT LIABILITY

The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. On February 7, 2003, the Company canceled 92,750 shares of previously issued common stock because the Company determined that consideration was never given or the services were never rendered. There was no significant effect on net loss per common share for the comparative periods presented. It is the Company's belief that the cancellation of shares will not have a future material adverse affect on the Company's financial position or results of operations, if any. Accordingly, no amount of estimated loss can be determined at this time. However, the Company cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. (See Note 3)

NOTE 10 - SUBSEQUENT EVENTS

Change in control.

On May 20 and 21, 2004, the Company effected a change in control. On May 20, 2004, the Company's former officers and directors resigned in all capacities as officers of the Corporation and the Board of Directors appointed John Kinney and Steve Obana as directors. On May 21, 2004, the Board elected John Kinney as Chairman of the Board, Chief Executive Officer, and President of the Corporation and elected Steve Obana as Chief Financial Officer, Treasurer and Secretary of the Corporation.

Pursuant to a Securities Purchase Agreement dated May 20, 2004, certain individuals (the "sellers") collectively sold 1,500,000 shares of their common stock in a private sale to the buyers (identified in that certain Securities Purchase Agreement). Under the terms of the Assignment and Assumption Agreement dated May 20, 2004 attached as Exhibit A to the Securities Purchase Agreement, a promissory note in the original principal amount of $75,000 was executed by the Company in favor of Liesner and was assigned to International Capital Advisory, Inc., Eric McAfee and Laird Cagan ("the assignees"). The buyers and the assignees paid $10,000 in cash to the Sellers.

Consulting and advisory agreements.

On May 21, 2004, the Board authorized the engagement of a merchant bank and merger and acquisition advisory firm to assist the Corporation in structuring and negotiating a potential merger and acquisition transaction. The Board authorized and directed the President and the Secretary to execute and deliver an Advisory Agreement to engage the services of Cagan McAfee Capital Partners, LLC and International Capital Advisory, Inc. The agreement terminates on May 30, 2005 and consideration is 250,000 shares of common stock to each entity valued at $0.04 per share. The Board also authorized the engagement of Liviakis Financial Communications, Inc. to serve as the public relations firm for the Company. The term of the agreement is effective and ending 12 months after the date upon which the Company has completed its merger with an operating company and consideration is 400,000 shares of common stock valued at $0.04 per share.

Common stock.

Conversion of debt - On May 21, 2004, the Board of Directors of the Company approved the conversion of the $75,000 note pursuant to the Assignment and Assumption Agreement and issued 1,875,000 shares of common stock valued at $0.04 per share in full satisfaction thereof. The shares have been issued as of the date of issuance of these financial statements.

Private offering - On May 21, 2004, the Board of Directors of the Company approved a private offering of 195,000 shares of common stock at $0.04 per shares in consideration of $7,800. The purpose of the offering was to raise additional capital for satisfying the Company's continuing operating expenses, such as legal and accounting fees. The shares have been issued as of the date of issuance of these financial statements.

Consulting and advisory agreements - On May 21, 2004, the Board of Directors of the Company approved the issuance of 900,000 shares of common stock in consideration for services rendered under certain consulting and advisory agreements as follows: (a) 400,000 shares to Liviakis Financial Communications, Inc., (b) 250,000 shares to Cagan McAfee Capital Partners, LLC, and (c) 250,000 shares to International Capital Advisory, Inc. The services have been valued at $0.04 per share and have been issued as of the date of issuance of these financial statements.

Director's fees - On May 21, 2004, the Board of Directors of the Company approved the issuance of 10,000 shares of common stock to each member of the Board of Directors for their services rendered on behalf of the Company.

Compensatory services rendered - On May 24, 2004, the Board of Directors of the Company approved the issuance of 70,000 shares of common stock to compensate certain of its directors (20,000) and advisors (50,000), who are unrelated parties, for services rendered during the first quarter of 2005. As of the date of issuance of these financial statements, these shares have not been issued.


Authorized Capital.

On May 21, 2004, the Company's Board of Directors authorized an increase in the Company's common stock to 100,000,000 shares and authorized the officers to file an amendment to the Company's Articles of Incorporation with the State of Nevada to effectuate the change.

Stock Options.

On May 20, 2004, the Company's former officers and directors resigned in all capacities as officers of the Corporation. As such, all stock options were canceled on that date. The Company does not have any stock options outstanding as a result.