Form 10QSB
period 2004-06-30
TECHNOLOGY ACQUISITION CORP
filed 2004-08-23
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________ .

                       Commission File Number: 000-049635

                       TECHNOLOGY ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

          Nevada                                            87-2099034
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                        10600 N. De Anza Blvd., Suite 250
                           Cupertino, California 95014
        -----------------------------------------------------------------
               (address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 873-0400

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|  No |_|

The number of outstanding shares of the issuer's common stock, $0.01 par value (the only class of voting stock), as of August 16, 2004 was 5,050,000.

                                TABLE OF CONTENTS

INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  3

Interim Balance Sheet........................................................  3

Interim Statements of Operations.............................................  4

Interim Statements of Cash Flows.............................................  5

Notes to Interim Financial Statements........................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......... 12

Item 3.  Control and Procedures.............................................. 16

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17

Item 2. Changes in Securities................................................ 17

Item 3. Defaults Upon Senior Securities...................................... 17

Item 4. Submission of Matters to a Vote of Security Holders.................. 17

Item 5. Other Information.................................................... 17

Item 6. Exhibits and Reports on Form 8-K..................................... 17

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

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                         Interim Unaudited Balance Sheet
                                  June 30, 2004
ASSETS
Current Assets
   Cash                                                             $     1,704
                                                                    -----------
Total Current Assets                                                      1,704

Fixed assets, net                                                           982
                                                                    -----------

Total Assets                                                        $     2,686
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Accounts payable and accrued liabilities                         $     3,860
   Loans from shareholders                                                4,000
                                                                    -----------
Total Current Liabilities                                                 7,860

Stockholders' Equity
   Preferred stock: $0.25 Par Value; Authorized Shares,
      5,000,000, Issued and Outstanding, None                                --
   Common stock: $0.01 Par Value; Authorized Shares,
      100,000,000; Issued and Outstanding, 5,050,000                     50,500
   Additional paid-in capital                                         4,652,324
   Deficit accumulated during the development stage                  (4,707,998)
                                                                    -----------
Total stockholders' deficiency                                           (5,174)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $     2,686
                                                                    ===========

                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                   Interim Unaudited Statements of Operations

                                                         Three Months  Three Months
                                                            Ended         Ended         Cumulative
                                                           June 30,      June 30,         From
                                                             2004         2003          Inception
                                                         -----------------------------------------
Revenues                                                 $        --    $        --    $        --

Operating Expenses
   General and administrative expenses                        57,327         13,894      1,155,328
                                                         -----------------------------------------

Operating Loss                                               (57,327)       (13,894)    (1,155,328)

Other Expenses
   Other income - product demo                                    --             --         21,935
      sales
   Management fees - related party                                --             --         34,524
   Gain on conversion of liabilites                           12,065             --         12,065
   Realized losses on permanent declines in marketable
      equity securities                                           --             --     (1,574,100)
   Interest expense                                               --             --       (359,826)
                                                         -----------------------------------------
Total Other Expenses                                              --             --     (1,865,402)
                                                         -----------------------------------------

Net Loss Before Discontinued Operations                      (45,262)       (13,894)    (3,020,730)

Provision for Income Taxes                                        --             --             --

Discontinued Operations
   Operating loss                                                 --     (2,400,617)
   Gain on disposal of discontinued operations                    --             --        713,349
                                                         -----------------------------------------
Loss from Discontinued Operations                                 --             --     (1,687,268)
                                                         -----------------------------------------

Net Loss Available to Common Stockholders                $   (45,262)   $   (13,894)   $(4,707,998)
                                                         =========================================

Basic and diluted loss per share of common stock:
   Net loss before discontinued operations               $     (0.01)   $     (0.03)   $     (9.47)
   Discontinued operations                                        --             --          (5.29)
                                                         -----------------------------------------
   Net loss per common share                             $     (0.01)   $     (0.03)   $    (14.76)
                                                         =========================================

                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                   Interim Unaudited Statements of Cash Flows

                                                                               Three Months     Three Months
                                                                                  Ended            Ended         Cumulative
                                                                                 June 30,         June 30,          From
                                                                                   2004             2003          Inception
                                                                               ---------------------------------------------
Cash flows from operating activities
Net loss                                                                       $   (45,262)     $   (13,894)     $(4,707,998)
                                                                               ---------------------------------------------
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                       74               74              492
     Common stock issued for services                                               38,800               --          398,300
     Common stock issued for licensing agreement                                        --               --           10,000
     Debt converted to additional paid-in capital                                       --               --          117,375
     Transfer of asset for past services rendered and satisfaction of
         shareholder loans outstanding                                                  --               --           75,900
     Notes payable incurred for services rendered                                       --               --          220,000
     Realized losses on marketable securities                                           --               --        1,574,100
     Write off stock subscription receivable                                            --               --           50,000
Changes in Assets and Liabilities
    Increase (decrease) in accounts payable and accrued liabilities                (31,050)           1,565            3,860
    Increase (decrease) in accrued expenses and consulting fees  (related               --           10,649               --
      party)
Net noncash activities related to discontinued operations                               --               --          831,653
                                                                               ---------------------------------------------
Net cash used in operating activities                                              (37,438)          (1,606)      (1,426,318)

Cash flows from investing activities
   Capital expenditures                                                                 --               --           (1,474)
                                                                               ---------------------------------------------
Net cash flows used in investing activities                                             --               --           (1,474)

Cash flows from financing activities
   Proceeds from the sale of common stock                                            7,800               --          210,026
   Loans from shareholders                                                          27,500              500          140,305
   Repayments to shareholders                                                           --               --          (61,305)
   Capital contributions                                                             3,650               --           86,052
   Proceeds on notes payable                                                            --               --        1,054,408
                                                                               ---------------------------------------------
Net cash provided by financing activities                                           38,950              500        1,429,496
                                                                               ---------------------------------------------

Increase (decrease) in cash and cash equivalents                                     1,512           (1,106)           1,704

Cash and cash equivalents, beginning of period                                         192            1,165               --
                                                                               ---------------------------------------------

Cash and cash equivalents, end of period                                       $     1,704      $        59      $     1,704
                                                                               =============================================

Cash paid for interest and income taxes:                                                --               --               --


                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                   Interim Unaudited Statements of Cash Flows

                                                                      Three Months     Three Months
                                                                          Ended           Ended
                                                                        March 31,       March 31,   Cumulative From
                                                                          2004             2003        Inception
                                                                      ---------------------------------------------
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                            $   38,800             --     $  398,300
                                                                        ==========                    ==========
   Common stock issued for licensing agreement                                  --             --     $   10,000
                                                                                                      ==========
   Gain on exchange of net assets for common stock of Healthbridge,
      Inc                                                                       --             --     $  713,349
                                                                                                      ==========
   Transfer of 330,000 shares of Healthbridge, Inc. to majority stockholder in full satisfaction of shareholder loans ($61,305)
    and for past services rendered ($14,595)                                    --             --     $   75,900
                                                                                                      ==========
   Realized losses on marketable securities                                                           $1,574,100
                                                                                                      ==========
   Notes payable incurred for services rendered                                 --             --     $  220,000
                                                                                                      ==========
   Conversion of debt to equity                                         $   75,000             --     $1,335,377
                                                                        ==========                    ==========
   Common stock exchanged for subsidiary                                        --             --     $2,520,009
                                                                                                      ==========
   Notes payable exchanged for inventory                                        --             --     $  638,010
                                                                                                      ==========
   Common stock issued for organization costs                                   --             --     $  102,500
                                                                                                      ==========
   Write down of inventory                                                      --             --     $  572,829
                                                                                                      ==========

                  See condensed notes to financial statements.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.    STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three months ended June 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2004 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

2.    CHANGE IN CONTROL

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

Pursuant to a Securities Purchase Agreement dated May 20, 2004, certain individuals (the "sellers") collectively sold 1,500,000 shares of their common stock in a private sale to the buyers (identified in that certain Securities Purchase Agreement). Under the terms of the Assignment and Assumption Agreement dated May 20, 2004 attached as Exhibit A to the Securities Purchase Agreement, a promissory note in the original principal amount of $75,000 was executed by the Company in favor of Wilhelm Liesner, former President of the Company, and was assigned to International Capital Advisory, Inc., Eric McAfee and Laird Cagan ("the assignees"). The buyers and the assignees paid $10,000 in cash to the Sellers.

On May 21, 2004, the Board of Directors of the Corporation (the "Board"), acting pursuant to Nevada law and the articles of incorporation and bylaws of the Corporation, gave unanimous written consent (the "Consent"), without a meeting, to the issuance of 100,000 shares of Common Stock to the Tobin Family Trust in consideration of $4,000, 37,500 shares of Common Stock to Eric McAfee in consideration of $1,500, 37,500 shares of Common Stock to Laird Cagan in consideration of $1,500, 10,000 shares of Common Stock to John Pimentel in consideration of $400, and 10,000 shares of Common Stock Thomas Caleel in consideration of $400. Under the Consent, the Board authorized the conversion and retirement of the Note in exchange for the issuance of 745,000 shares of Common Stock to the Tobin Family Trust, 565,000 shares of Common Stock to Eric McAfee, and 565,000 shares of Common Stock to Laird Cagan, and issued (x) 400,000 shares of Common Stock to Liviakis Financial Communications, Inc. ("LFCI"), (y) 250,000 shares of Common Stock to Cagan McAfee Capital Partners, LLC ("CMCP"), and (z) 250,000 shares of Common Stock to International Capital Advisory, Inc. ("ICA"), in consideration for services rendered under advisory agreements.

Set forth below is graphic description of the percentage of voting securities of the registrant now beneficially owned directly or indirectly by the person(s) who acquired control.

                   VOTING SECURITIES OWNED BY CONTROL PERSONS

Name                                     Common Shares             Percentage
----                                     -------------             ----------

Tobin Family Trust                          845,000                    17%
Laird Q. Cagan                              844,375                    17%
Eric McAfee                                 844,375                    17%
LFCI                                        400,000                     8%
John Liviakis                               400,000                     8%
ICA                                         700,000                    14%
CMCP                                        250,000                     5%

Laird Cagan and Eric McAfee each own 50 percent of CMCP, and John Liviakis owns LFCI. The percentage of shares beneficially owned by directors and nominees, individually or as a group, does not exceed one percent of any class of stock of the Corporation.

3. GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

The Company has been a development stage company and has incurred net operating losses since inception (June 21, 1972). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated insignificant revenues. Management plans to conduct limited operations to minimize operating expenses until external funds can be raised or a successful merger has been completed.

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

Management believes that it will continue to incur losses for at least the next twelve months, and will require additional funds through loans from shareholders, debt or equity financing to insure that there is sufficient capitalization of the Company during 2005. The satisfaction of cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to fund growth for the foreseeable future. The Company expects to aggressively pursue additional sources of funds, the form of which will vary depending on the prevailing market and other conditions, and may include a sale transaction or the issuance of debt or equity securities. However, there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements as the Company attempts to complete a merger acquisition.

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

4. EARNINGS PER SHARE

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

The computation of basic and diluted loss per share is as follows for the periods indicated:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                 3 m/e           3 m/e            From
                                                                                6/30/04         6/30/03         Inception
---------------------------------------------------------------------------------------------------------------------------
Numerator-net loss available to common stockholders                              $ (45,262)      $ (13,894)    $(4,707,998)

Denominator-weighted average number of common shares outstanding                 3,366,703         488,554         318,906

Basic and diluted loss per common share                                          $   (0.01)      $   (0.03)    $    (14.76)
---------------------------------------------------------------------------------------------------------------------------

5. STOCKHOLDERS' EQUITY

Common stock issued:

      (1) Conversion of Debt

      On May 21, 2004, the Board of Directors of the Company approved the conversion of a $75,000 note pursuant to an Assignment and Assumption Agreement dated May 20, 2004, and issued 1,875,000 shares of common stock valued at $0.04 per share in full satisfaction thereof.

      (2) Private Offering for Cash

      On May 21, 2004, the Board of Directors of the Company approved a private offering of 195,000 shares of common stock at $0.04 per shares in consideration of $7,800. The purpose of the offering was to raise additional capital for satisfying the Company's continuing operating expenses, such as legal and accounting fees.

      (3) Services Rendered

      Consulting and advisory agreements - On May 21, 2004, the Board of Directors of the Company approved the issuance of 900,000 shares of common stock in consideration for services rendered under certain consulting and advisory agreements as follows: (a) 400,000 shares to Liviakis Financial Communications, Inc., (b) 250,000 shares to Cagan McAfee Capital Partners, LLC, and (c) 250,000 shares to International Capital Advisory, Inc. The services have been valued at $0.04 per share.

      Compensatory services rendered - On May 24, 2004, the Board of Directors of the Company approved the issuance of 70,000 shares of common stock to compensate certain of its directors (20,000) and advisors (50,000), who are unrelated parties, for services rendered during the first quarter of 2005. The services were valued at $0.04 per share.

Authorized Capital:

On May 21, 2004, the Company's Board of Directors authorized an increase in the Company's common stock to 100,000,000 shares and authorized the officers to file an amendment to the Company's Articles of Incorporation with the State of Nevada to effectuate the change.

Stock Options:

On May 20, 2004, the Company's former officers and directors resigned in all capacities as officers of the Corporation. As such, all stock options were canceled on that date. The Company does not have any stock options outstanding as a result.

6. RELATED PARTY TRANSACTIONS

From time to time, certain shareholders of the Company advance funds to pay expenses incurred on behalf of the Company. Shareholder loans outstanding as of June 30, 2004 were $4,000. These loans are unsecured, non-interest bearing and due on demand. During the quarter ended June 30, 2004, shareholder advances totaled $27,500 and captial contributions from shareholders totaled $3,650.

Pursuant to an Assignment and Assumption Agreement dated May 20, 2004, between the Company's former President and certain parties, the Company's former President assigned all of the rights and obligations of a Promissory Note in the principal amount of $75,000 to those certain parties, who later converted the principal assumed into 1,875,000 shares of the Company's common stock at $0.04 per share. As a result of the debt purchaesd by those certain parties, a gain of $12,065 resulted from the cancellation of the remaining agreed upon debt.

7. COMMITMENTS AND CONTINGENCIES

On May 21, 2004, the Board of Directors authorized the engagement of a merchant bank and merger and acquisition advisory firm to assist the Corporation in structuring and negotiating a potential merger and acquisition transaction. The Board of Directors authorized and directed the President and the Secretary to execute and deliver an Advisory Agreement to engage the services of Cagan McAfee Capital Partners, LLC and International Capital Advisory, Inc. The agreement terminates on May 30, 2005 and consideration is 250,000 shares of common stock to each entity valued at $0.04 per share. The Board also authorized the engagement of Liviakis Financial Communications, Inc. to serve as the public relations firm for the Company. The term of the agreement is effective and ending 12 months after the date upon which the Company has completed its merger with an operating company and consideration is 400,000 shares of common stock valued at $0.04 per share.

See note 8 for proposed merger transaction.

8. SUBSEQUENT EVENTS

On July 16, 2004, the Company announced that it had entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") among Minrad, Inc., a Delaware corporation ("Minrad"), and Technology Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned direct subsidiary of TAC ("Merger Sub"), formed solely for the purpose of the merger transaction, having no assets or liabilities, contracts or obligations of any kind whatsoever.

Pursuant to the Reorganization Agreement and subject to the terms and conditions set forth therein, Minrad's shares will be exchanged for TAC's shares, and TAC will then be merged with and into Merger Sub, with Merger Sub being the surviving corporation of such merger (the "Merger"). Under the transaction, TAC will issue approximately 22.9 million shares in exchange for all the outstanding Minrad common stock. After completion of the transaction, total outstanding TAC shares will be approximately 27.9 million shares. Assuming the exercise of outstanding options, warrants, and other convertible securities after the transaction, TAC would have a fully diluted capitalization of approximately 34.2 million shares. If the transaction is completed, the directors and the managers of Minrad would become the directors and management of TAC, and TAC will re-incorporate in Delaware under the Minrad name.

Minrad is a privately-held, acute care medical device and pharmaceutical company. Its medical device products incorporate patented real time image-guidance technologies. Its present pharmaceutical products are generic, inhalation anesthetics that are primarily used for surgical interventions with a patentable drug/drug delivery system

The completion of the transaction is subject to approval by the shareholders of each corporation, fulfillment of certain closing conditions, and completion of government filings.

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

Our plan of operation for the coming year is to complete a favorable merger acquisition. We plan to conduct limited operations to minimize operating expenses until external funds can be raised or a merger is completed. We believe we will continue to incur losses for at least the next twelve months and will require additional funds through a combination of loans from shareholders and debt or equity financing to insure that there is sufficient capitalization. The Company's minimal costs involve the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. These expenses primarily involve accounting fees, auditing fees, filing fees, legal and professional fees, which have been, and continue to be, advanced by loans from shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had no significant assets. Management believes that it can satisfy its cash requirements for the next twelve months from loans from shareholders, debt or private equity offerings, and private placements. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

We do not expect any significant purchases or sales of plant and significant equipment. We do not expect significant changes in the number of our employees or in our business operations. If we are unable to successfully consummate a suitable merger target, we may be required to cease operations altogether

CRITICAL ACCOUNTING POLICIES

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We do not believe we currently have any critical accounting policies requiring further discussion.

RELATED PARTY TRANSACTIONS

From time to time, certain shareholders of the Company advance funds to pay expenses incurred on behalf of the Company. Shareholder loans outstanding as of June 30, 2004 were $4,000. These loans are unsecured, non-interest bearing and due on demand. During the quarter ended June 30, 2004, shareholder advances totaled $27,500 and captial contributions from shareholders totaled $3,650.

Pursuant to an Assignment and Assumption Agreement dated May 20, 2004, between the Company's former President and certain parties, the Company's former President assigned all of the rights and obligations of a Promissory Note in the principal amount of $75,000 to those certain parties, who later converted the principal assumed into 1,875,000 shares of the Company's common stock at $0.04 per share. As a result of the debt purchaesd by those certain parties, a gain of $12,065 resulted from the cancellation of the remaining agreed upon debt.

RISK FACTORS

In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating our business since the Company operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-QSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Auditor's opinion expresses doubt about the Company's ability to continue as a "going concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended March 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations. We have only recently commenced business operations and we face a high risk of business failure. There can be no assurance that we will achieve profitable business operations. As of June 30, 2004, there is still substantial doubt about our ability to continue as a going concern.

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

Concentration of voting power

As of June 30, 2004, our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own approximately 87% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

      o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
      o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
      o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
      o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
      o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

The Company issued the following securities during the quarter ended June 30, 2004:

(1) On May 21, 2004, the Company issued 1,875,000 shares of common stock valued at $0.04 per share in full satisfaction of the conversion of a $75,000 note pursuant to an Assignment and Assumption Agreement dated May 20, 2004.

(2) On May 21, 2004, the Company issued 195,000 shares of common stock at $0.04 per shares in consideration of $7,800 pursuant to a private offering.

(3) On May 21, 2004, the Company issued 900,000 shares of common stock in consideration for services rendered under certain consulting and advisory agreements as follows: (a) 400,000 shares to Liviakis Financial Communications, Inc., (b) 250,000 shares to Cagan McAfee Capital Partners, LLC, and (c) 250,000 shares to International Capital Advisory, Inc. The services were valued at $0.04 per share.

(4) On May 24, 2004, the Company issued 70,000 shares of common stock to compensate certain of its directors (20,000) and advisors (50,000), who are unrelated parties, for services rendered during the first quarter of 2005. The services were valued at $0.04 per share.

All of the above issuances were made by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions paid in connection with the securities sold for cash.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits

EXHIBIT
NO.        DESCRIPTION

3.1         Articles of incorporation
3.2         Certificates of Amendment to Certificate of Incorporation of
            Registrant *
3.3         Certificates of Amendment to Certificate of Incorporation of
            Registrant *
3.4         Articles of Incorporation of Registrant *
3.5         Articles of Merger of Registrant *
3.6         Certificate of Amendment to Certificate of Incorporation of
            Registrant *
3.7         Bylaws of Registrant *
3.8         Amended Bylaws of Registrant *
10.1        License Agreement between Registrant and Wilhelm Liesner *
10.2        License Agreement between Wilhelm Liesner and Oxywell GmbH *
10.3        Agreement of Amendment between Wilhelm Liesner and Oxywell GmbH **
10.4        Securities Purchase Agreement dated May 20, 2004 ***
31(a) Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b) Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)       Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)       Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Exhibits 3.1 through 10.2 have been filed with the Form 10SB filed on February 20, 2002 and are incorporated by reference.

** Exhibit 10.3 has been filed with the Form 10SB/A filed on July 9, 2002, and is incorporated by reference.

*** Exhibit 10.4 has been filed with Form 8-K filed on May 27, 2004, and is incorporated by reference.

      (a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002
      (b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

      (2) Reports on Form 8-K filed during the three months ended June 30, 2004:

Form 8-K under Item 1, 5, and 7 was filed on May 27, 2004.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16 day of August, 2004.

                                        Technology Acquisition Corporation


                                        /s/ John Kinney
                                        ----------------------------------------
                                        John Kinney
                                        Chairman, Chief Executive Officer
                                          and President


                                        /s/ Steve Obana
                                        ----------------------------------------
                                        Steve Obana
                                        Chief Financial Officer, Treasurer
                                          and Secretary