Form 10QSB
period 2004-09-30
TECHNOLOGY ACQUISITION CORP
filed 2004-11-22
CIK 1121225

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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


                        10600 N. De Anza Blvd., Suite 250
                           Cupertino, California 95014
               (address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 873-0400

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of outstanding shares of the issuer's common stock, $0.01 par value (the only class of voting stock), as of September 30, 2004 was 5,212,971.

                                TABLE OF CONTENTS

INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  3

Interim Consolidated Balance Sheet...........................................  3

Interim Consolidated Statements of Operations................................  4

Interim Consolidated Statements of Cash Flows................................  5

Notes to Interim Consolidated Financial Statements...........................  6

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

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS
   Cash                                                                  $    50,068
   Loan to Minrad, Inc.                                                      226,462
                                                                         -----------
Total current assets                                                         276,530

TOTAL ASSETS                                                             $   276,530
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $    21,406
   Loans from shareholder                                                      7,500
                                                                         -----------
Total current liabilities                                                     28,906

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock: $0.25 par value; authorized: 5,000,000;
            issued and outstanding: none                                          --
   Common stock: $0.01 par value; authorized shares: 30,000,000;
            issued and outstanding: 5,212,971                                 52,130
   Additional paid-in capital                                              4,924,057
   Deficit accumulated during the development stage                       (4,728,563)
                                                                         -----------
Total stockholders' equity                                                   247,624
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   276,530
                                                                         ===========

                SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,
                      AND CUMULATIVE AMOUNTS FROM INCEPTION

                                               THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS     CUMULATIVE
                                                  ENDED             ENDED           ENDED             ENDED           FROM
                                                 9/30/04           9/30/03         9/30/04           9/30/03       INCEPTION
                                               -------------------------------------------------------------------------------
REVENUES                                       $        --      $        --      $        --      $        --      $        --

GENERAL AND ADMINISTRATIVE EXPENSES                 16,027           70,523           73,354           84,417        1,171,355
                                               -------------------------------------------------------------------------------

OPERATING LOSS                                     (16,027)         (70,523)         (73,354)         (84,417)      (1,171,355)

OTHER INCOME (EXPENSES)
   Interest income                                     462               --              462               --              462
   Other income - product demo sales                    --               --               --               --           21,935
   Management fees - related party                      --               --               --               --           34,524
   Gain on conversion of liabilities                (5,000)              --            7,065               --            7,065
   Realized losses - permanent declines in
      marketable equity securities                      --               --               --               --       (1,574,100)
   Interest expense                                     --               --               --               --         (359,826)
                                               -------------------------------------------------------------------------------
Total other income (expense)                        (4,538)              --            7,527               --       (1,869,940)
                                               -------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES AND
DISCONTINUED OPERATIONS                            (20,565)         (70,523)         (65,827)         (84,417)      (3,041,295)

PROVISION FOR INCOME TAXES                              --               --               --               --               --

DISCONTINUED OPERATIONS
   Operating loss                                       --               --               --               --       (2,400,617)
   Gain on disposal of discontinued
      operations                                        --               --               --               --          713,349
                                               -------------------------------------------------------------------------------
Loss from discontinued operations                       --               --               --               --       (1,687,268)
                                               -------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
                                               $   (20,565)     $   (70,523)     $   (65,827)     $   (84,417)     $(4,728,563)
                                               ===============================================================================

BASIC AND DILUTED LOSS PER SHARE OF COMMON
STOCK:
   Continuing operations                                --      $     (0.14)     $     (0.02)     $     (0.17)     $     (7.85)
   Discontinued Operations                              --               --               --               --            (4.35)
                                               -------------------------------------------------------------------------------
   Net loss                                             --      $     (0.14)     $     (0.02)     $     (0.17)     $    (12.20)
                                               ===============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      5,071,556          490,862        4,229,088          489,714          387,506
                                               ===============================================================================

                SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                                                                  CUMULATIVE
                                                                                      2004           2003       FROM INCEPTION
                                                                               ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $   (65,827)     $   (84,417)     $(4,728,563)
                                                                               ---------------------------------------------
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                      147              147              565
     Loss on disposal of fixed assets                                                  909               --              909
     Write off stock subscription receivable                                            --           50,000           50,000
     Common stock issued for services                                               38,800               --          398,300
     Common stock issued for licensing agreement                                        --               --           10,000
     Debt converted to additional paid-in capital                                       --               --          117,375
     Transfer of marketable securities for past services rendered                       --               --           14,595
     Notes payable incurred for services rendered                                       --               --          220,000
     Realized losses on marketable securities                                           --               --        1,574,100
Changes in Assets and Liabilities
   (Increase) decrease in accrued interest receivable                                 (462)              --             (462)
    Increase (decrease) in accounts payable and accrued liabilities                (13,503)           5,521           21,407
    Increase (decrease) in accrued expenses - related party                             --           21,300               --
Net non-cash activities related to discontinued operations                              --               --          831,653
                                                                               ---------------------------------------------
Net cash flows used in operating activities                                        (39,936)          (7,449)      (1,490,121)

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to Minrad, Inc.                                                      (226,000)              --         (226,000)
   Capital expenditures                                                                 --               --           (1,474)
                                                                               ---------------------------------------------
Net cash flows used in investing activities                                       (226,000)              --         (227,474)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                          293,030               --          495,256
   Offering costs                                                                  (15,753)              --          (15,753)
   Loans from shareholders                                                          31,000            6,500          143,805
   Capital contributions                                                             7,535               --           89,947
   Proceeds from notes payable                                                          --               --        1,054,408
                                                                               ---------------------------------------------
Net cash flows provided by financing activities                                    315,812            6,500        1,767,663
                                                                               ---------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    49,876             (949)          50,068

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         192            1,165               --
                                                                               ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    50,068      $       216      $    50,068
                                                                               =============================================

CASH PAID FOR INTEREST AND INCOME TAXES:                                                --               --               --

                SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                                                          CUMULATIVE
                                                                                2004            2003          FROM
                                                                                                           INCEPTION
                                                                             ----------------------------------------
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                                 $   38,800             --     $  398,300
                                                                             ========================================
   Common stock issued for licensing agreement                                       --             --     $   10,000
                                                                             ========================================
   Gain on exchange of net assets for common stock of Healthbridge, Inc.             --             --     $  713,349
                                                                             ========================================
   Transfer of 330,000 shares of Healthbridge, Inc. to majority stockholder in full satisfaction of shareholder loans and for past
    services rendered                                                                --             --     $   14,595
                                                                             ========================================
   Realized losses on marketable securities                                          --                    $1,574,100
                                                                             ========================================
   Notes payable incurred for services rendered                                      --             --     $  220,000
                                                                             ========================================
   Conversion of debt to equity                                              $   75,000             --     $1,335,377
                                                                             ========================================
   Common stock exchanged for subsidiary                                             --             --     $2,520,009
                                                                             ========================================
   Notes payable exchanged for inventory                                             --             --     $  638,010
                                                                             ========================================
   Common stock issued for organization costs                                        --             --     $  102,500
                                                                             ========================================
   Write down of inventory                                                           --             --     $  572,829
                                                                             ========================================

                SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.

                       TECHNOLOGY ACQUISITION CORPORATION
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three months and six months ended September 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

The consolidated financial statements include the accounts of the Company and its newly formed subsidiary, Technology Acquisition Subsidiary, Inc., a Delaware corporation. The results of subsidiaries acquired or disposed of during the periods presented are consolidated from or to their effective dates of acquisition or disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

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

The computation of basic and diluted loss per share is as follows for the periods indicated:

                                3 months ended       3 months ended       6 months ended       6 months ended      Cumulative
                              September 30, 2004   September 30, 2003   September 30, 2004   September 30,2003   From Inception
                             -------------------   ------------------   ------------------   -----------------   --------------
Numerator-net loss available
to common stockholders           $   (20,565)        $   (70,523)        $   (65,827)        $   (84,417)        $(4,728,563)

Denominator-weighted average
number of common shares
outstanding                        5,071,556             490,862           4,229,088             489,714             387,506

Basic and diluted loss per
common share                              --         $     (0.14)        $     (0.02)        $     (0.17)        $    (12.20)

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

(4) Private Placement

On September 1, 2004, the Company began offering up to 2,500,000 shares of its common stock for $1.75 per share with selling commissions equal to 10% of the offering price of the shares sold to investors. During the nine months ended September 30, 2004, the Company sold 162,971 shares of its common stock and raised $285,200 in cash proceeds. (See Note 9) The subscription period originally terminated on October 8, 2004, but has been extended by the Company for up to an additional 60 calendar days. The placement agent will receive warrants to purchase common stock of the Company at $1.75 per share in connection with the offering equal to 10% of the total shares sold for a maximum of 250,000 warrants (10% of total offering for 2,500,000 shares).

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

6. RELATED PARTY TRANSACTIONS

From time to time, certain shareholders of the Company advance funds to pay expenses incurred on behalf of the Company. Shareholder loans outstanding as of September 30, 2004 were $7,500. These loans are unsecured, non-interest bearing and due on demand. During the quarter ended September 30, 2004, shareholder advances totaled $31,000 and capital contributions from shareholders totaled $7,535.

Pursuant to an Assignment and Assumption Agreement dated May 20, 2004, between the Company's former President and certain parties, the Company's former President assigned all of the rights and obligations of a Promissory Note in the principal amount of $75,000 to those certain parties, who later converted the principal assumed into 1,875,000 shares of the Company's common stock at $0.04 per share. As a result of the debt purchased by those certain parties, a gain of $7,065 resulted from the cancellation of the remaining agreed upon debt.

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

See Note 9 for proposed merger transaction.

8. LOANS TO MINRAD, INC.

On September 10, 2004, the Company entered into a 6% Secured Grid Note with Minrad, Inc., a Delaware corporation, whereby the Company agrees to make available up to $4,375,000 secured (fifth in priority to other creditors) by substantially all of Minrad's assets. As of September 30, 2004, the Company has advanced $226,000 to Minrad, Inc. Accrued interest at September 30, 2004 was $462.

9. SUBSEQUENT EVENTS

Potential Merger Agreement

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

Pursuant to the Reorganization Agreement and subject to the terms and conditions set forth therein, Minrad's shares will be exchanged for TAC's shares, and TAC will then be merged with and into Merger Sub, with Merger Sub being the surviving corporation of such merger (the "Merger"). Under the transaction, TAC will issue approximately 22.9 million shares in exchange for all the outstanding Minrad common stock. After completion of the transaction, total outstanding TAC shares will be approximately 27.9 million shares. Assuming the exercise of outstanding options, warrants, and other convertible securities after the transaction, TAC would have a fully diluted capitalization of approximately 37 million shares. Upon closing of the transaction, the current shareholders of the Company would own approximately 18% of the Company and stockholders of Minrad would own approximately 82% . If the transaction is completed, the directors and the managers of Minrad would become the directors and management of TAC, and TAC will reincorporate in Delaware under the name of Minrad International, Inc.

The Reorganization Agreement was amended on August 24, 2004, to permit the Company to sell prior to the merger up to 2.5 million shares of its common stock at $1.75 per share, provided that the net proceeds of the sales, after up to $25,000 for working capital, are used exclusively to make loans to Minrad.

Minrad is a privately-held, acute care medical device and pharmaceutical company. Its medical device products incorporate patented real time image-guidance technologies. Its present pharmaceutical products are generic, inhalation anesthetics that are primarily used for surgical interventions with a patentable drug/drug delivery system

The completion of the transaction is subject to approval by the shareholders of each corporation, fulfillment of certain closing conditions, and completion of government filings. The Company's principal stockholders, who beneficially own approximately 91% of the Company's outstanding common stock, gave their written consent to the approval of the merger transaction on July 16, 2004. There can be no assurance that the merger will, in fact, occur.

Private Placement of Common Stock and Loans to Minrad, Inc.

As of the November 12, 2004, the Company has sold 520,972 shares of common stock for a total of $911,701 in cash proceeds, of which $713,500 has been advanced to Minrad, Inc.


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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had approximately $50,000 in cash and a loan receivable of $226,000. Management believes that in addition to its current liquid assets, it can also satisfy its cash requirements for the next twelve months from loans from shareholders, debt or private equity offerings, and private placements. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

RELATED PARTY TRANSACTIONS

From time to time, certain shareholders of the Company advance funds to pay expenses incurred on behalf of the Company. Shareholder loans outstanding as of September 30, 2004 were $7,500. These loans are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2004, shareholder advances totaled $31,000 and capital contributions from shareholders totaled $7,535.

Pursuant to an Assignment and Assumption Agreement dated May 20, 2004, between the Company's former President and certain parties, the Company's former President assigned all of the rights and obligations of a Promissory Note in the principal amount of $75,000 to those certain parties, who later converted the principal assumed into 1,875,000 shares of the Company's common stock at $0.04 per share. As a result of the debt purchased by those certain parties, a gain of $7,065 resulted from the cancellation of the remaining agreed upon debt.

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

Auditor's opinion expresses doubt about the Company's ability to continue as a "going concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended March 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations. We have only recently commenced business operations and we face a high risk of business failure. There can be no assurance that we will achieve profitable business operations. As of September 30, 2004, there is still substantial doubt about our ability to continue as a going concern.

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

Concentration of voting power

As of September 30, 2004, our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own approximately 82% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

The Company issued the following securities during the quarter ended September 30, 2004:

28,000 common shares to M. Louis Panas for $49,000, 28,571 shares to William Isaac for $50,000, 30,000 shares to John Wenaas for $52,500, 15,000 shares to Philip Smith for $26,250, 20,000 shares to Ross Jicomelli for $35,000, 28,000 shares to Kenneth and Carol Cushman for $49,000, 6,000 shares to Mark Whitman for $10,500, and 7,400 shares to Robert Melnychuk for $12,950, for a total of 162,971 common shares in consideration of $285,200.

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

(1) Exhibits [add exhibit numbers for the Minrad agreements]

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

(a) Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on February 20, 2002 (b) Incorporated by reference from the 10-SB/A filed with the Securities Exchange Commission on July 9, 2002

(2) Reports on Form 8-K filed during the three months ended September 30, 2004:

Form 8-K under Items 8.01 and 9.01 on August 30, 2004. Form 8-K under Items 5 and 7 on July 20, 2004

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November, 2004.

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