Form 10KSB
MINRAD INTERNATIONAL, INC.
filed 2005-03-31
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[_]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2004 to December 31, 2004

Commission file number: 000-49635.

MINRAD INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

847 Main Street, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number (716) 855-1068

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The Registrant had $460,276 of revenue for the transition period covered by this report. The Registrant had $4,116,995 of revenue for its fiscal year ended September 30, 2004.

          The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of the common equity, as of March 15, 2005 was $39,684,964. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant's outstanding common stock have been deemed to be affiliates.

           The total number of shares of common stock of the Registrant that were outstanding on March 15, 2005 was 28,340,867.

          Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [ X ]

PART I

Item 1. Description of Business.

General Business Overview

        On December 16, 2004, Minrad International, Inc., formerly known as Technology Acquisition Corporation, acquired Minrad Inc., a Delaware corporation, through a reverse merger of a wholly owned subsidiary into Minrad Inc. As a result, Minrad Inc. became a wholly owned subsidiary of Minrad International, and the stockholders of Minrad Inc. became the beneficial owners of approximately 83% of Minrad International's then-outstanding common stock. In this Form 10-KSB report, unless otherwise indicated or the context otherwise requires, "we," "us," and "our" refer to Minrad International, Inc. and its subsidiary.

        Through Minrad Inc., we operate an acute care business with two product lines: (1) real-time image guidance and (2) anesthesia and analgesia. We currently sell patented real-time image guidance technologies that enable medical professionals to improve the accuracy of interventional procedures and reduce the exposure to radiation. We recently launched SabreSource™, a second-generation real-time image guidance system. Our real-time image guidance products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. We manufacture and market generic inhalation anesthetics for use in connection with human and veterinary surgical interventions. We are also developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness.

        Minrad International, Inc. was incorporated in the State of Nevada in 1996 under the name Roatan Medical Technologies, Inc. While Minrad International engaged in various businesses over the years, it had no operations immediately prior to its acquisition of Minrad Inc. Minrad Inc. was incorporated in Delaware in 1994.

        In 1998, we introduced our initial product, the Dual Radiation Targeting System, or DRTS®. Today, our real-time image guidance product is SabreSource™. SabreSource™ uses unique x-ray and laser technology to enable medical professionals to precisely visualize both the surface point of entry and true angle of approach required to reach an internal treatment area or biopsy site. We also manufacture a line of hand held surgical instruments called Light Sabre™. These products use the inherent accuracy of the SabreSource™ laser to enable a medical professional to accurately position the handheld instrument at the point of incision and then to accurately guide the instrument to the targeted internal treatment or biopsy site.

        We entered into the anesthesia and analgesia business in December 2000 through our $1.4 million acquisition of the inhalation anesthetic business of Celltech-Medeva. The Bethlehem, Pennsylvania manufacturing facility that we acquired in the acquisition is FDA registered and cGMP compliant. This facility has the capacity to manufacture, package and distribute isoflurane, enflurane, sevoflurane and other halogenated ethers.

        We currently sell isoflurane and enflurane, two of the four modern halogenated inhalation anesthetics in use in the world today. We also have existing contracts under which we plan to sell sevoflurane as early as the second quarter of 2005 and desflurane as early as 2007 in select international markets.

        We currently are developing a drug delivery system for the use of halogenated ethers as inhalation analgesics. This initiative seeks to leverage our two core competencies: precision medical devices and inhalation anesthetics. We have filed patent application 10/272,794, "Drug Delivery for Conscious Sedation" (Burns, McNeirney and Terrell), for a new system for administering conscious sedation that would compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets. We believe that sevoflurane is a halogenated ether that may be used effectively in conscious sedation systems.

Real Time Image Guidance

Overview

        We are a developer of enabling technology for minimally invasive surgical procedures. We believe several factors currently drive the market for surgical systems and their related products, including:

•	aging of the population;

•	development of minimally invasive surgical procedures;

•	focus on increased productivity and lower costs;

•	transition from hospital-based to outpatients procedures; and

•	demand for improved therapeutic outcomes.

        We believe that approximately 15% of all surgical procedures currently use fluoroscopy, CT-scans or other forms of imaging. Additionally, we estimate that the number of minimally-invasive spine procedures are growing at an annual overall rate of 40% and pain management is growing at an annual rate of about 20%. The corresponding increased use of fluoroscopy, CT scans and other forms of imaging increases the risk of radiation exposure.

        We believe that the use of our real-time image guidance products can minimize healthcare costs and improve patient outcomes by:

•	decreasing operating time;

•	enabling additional procedures to be performed on a minimally invasive basis;

•	minimizing patient trauma and recovery time;

•	improving surgical accuracy; and

•	reducing radiation exposure in fluoroscopically-guided procedures.

        SabreSource™, our second generation image guidance system, which we recently launched, uses patented x-ray and laser technology to enable medical professionals to visualize both the surface point of entry and the true angle of approach required to precisely target an internal treatment area or biopsy site. SabreSource™, like our first-generation product, DRTS®, significantly reduces radiation exposure to patients and operating room personnel. In addition, the SabreSource™ system significantly improves "ease of use," provides a much larger targeting area and gives the medical professional improved control and visibility over target acquisition.

        We also manufacture a line of handheld surgical instruments. Light Sabre™ uses the inherent accuracy of the SabreSource™ laser to enable a medical professional to precisely position the hand-held instrument at the point of incision and to accurately guide the instrument to the targeted internal treatment or biopsy site. Presently, our Light Sabre™ line includes six disposable products, including syringes, aspirating needles, spinal needles, bone and core tissue biopsy needles and a catheter introducer.

Our Real-Time Image Guidance Products

        We are developing real-time image guidance systems that have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. Our first-generation image guidance system, DRTS®, enables medical professionals to improve the accuracy of interventional procedures and reduce significantly the exposure of patients and medical professionals to radiation. DRTS® technology uses a laser beam to target a single point with FDA-accepted accuracy of plus or minus 1mm at a distance of 1 meter. Physicians using DRTS® cited several features of the system:

•	a reduction in radiation of 50 - 90% depending on the type of procedure;

•	the elimination of multiple instrument penetrations in attempts to locate subsurface target and corresponding reduction in time, expense and trauma; and

•	improved surgical accuracy and corresponding reduction in complications.

        In a study entitled, "Accuracy of Fluoroscopically Assisted Laser Targeting of the Cadaveric Spine to Place Transpedicular Screws", Journal of Spinal Disorders 2000:13; 412-418 by R.M. Schwend et al., our DRTS® platform was used by surgical residents for pedicle screw implantation into 184 pedicles. Although none of these residents had previously performed the procedure, the residents had an average error rate of 1.6%, with all errors deemed "non-critical."

        R. Hugate et al. from Hershey Medical Center, Hershey, Pennsylvania presented a "mirror" study of Dr. Schwend's paper as a poster at the American Academy of Orthopedic Surgeons conference held in Dallas, Texas in February 2002. Routine fluoroscopic technique was compared to alternative sophisticated image guidance systems in the performance of the same pedicle screw procedure that was performed by residents in the study described in the previous paragraph. Experienced surgeons participated in this study. The results of the study showed that fluoroscopy alone had a critically malpositioned error rate of 15.3%. The alternative systems had higher critical error rates of 22.2% and 36.0% respectively. The results of this study compare to the non-critical 1.6% error rate for the DRTS® platform reported in Dr. Schwend's study discussed above.

        Another peer-reviewed scientific study, "Vertebroplasty: techniques to avoid complications," was written by D.B. Moreland, M.D., Michael K. Landi, M.D. and Walter Grand, M.D., and published in The Spine Journal (2001) 66-71. He stated in his summary that significant complications can occur in vertebroplasty procedures and are likely underreported. In this study, Dr. Moreland described his technique of performing vertebroplasties and avoiding serious complications by using the DRTS® system. Dr. Moreland is a shareholder in our company and is a member of our Scientific Advisory Board. Dr. Landi is a co-founder of and shareholder in our company, and is a member of our Scientific Advisory Board. Dr. Grand is a shareholder in our company.

        While we designed the DRTS® system to retrofit existing mobile C-Arm fluoroscopes, ultimately the size of the system and the need for repositioning when locating multiple targets led to only moderate adoption of the product.

        We now offer SabreSource™, our second-generation image guidance system, which uses patented X-ray and laser technology to enable medical professionals to visualize both the surface point of entry and the true angle of approach required to precisely target an internal area or biopsy site. Like DRTS®, SabreSource™ significantly reduces radiation exposure to patients and operating room personnel, yet it is smaller, can acquire multiple targets without repositioning, incorporates a quick-release and alignment system, can be used in a wider range of surgical procedures and can reduce surgical time. As in the case of DRTS®, the FDA accepts our accuracy claim of plus or minus 1 mm at a distance of 1 meter.

        SabreSourceTM is designed to retrofit to existing mobile C-Arm fluoroscopes with a "glove fit" thereby adding greater stability. Based on new technology (patent allowed), the SabreSource™ is aligned to the entire X-ray beam instead of a single ray, enabling the physician to successfully target multiple subcutaneous sites of interest using a hand-held remote control unit. Unlike the more costly navigation systems currently on the market that rely on archival data, the SabreSource™ system uses "real-time" fluoroscopic images to accurately guide a physician while the X-ray beam is turned off.

        Three accessories are integral parts of the SabreSource™ system: (1) the three-compartment Tri-Knew™ battery charger and 12-volt NiCad battery packs that power the device; (2) a patented sterile disposable drape that covers the SabreSource™ and C-Arm fluoroscope so that the system can be placed in the sterile field, and (3) a sterile drape that is used to cover the SabreSource™ remote control. The patented platform drape has an optically correct window and must be used with the SabreSource to ensure that the accuracy of the laser beam is not compromised.

        We estimate that the market for image guidance systems, such as SabreSource™, was approximately $1.7 billion in 2004 with an anticipated annual growth rate of 6%. Upon reaching a targeted scale of production, we believe that a sale of one SabreSource™ per month should generally cover the sales expense of the sales representative who sells the product.

        With its additional features and benefits, we believe that our SabreSource™ image guidance system addresses most of the issues that limited the success of our DRTS® system. We believe that the new features will make it easier for medical professionals to incorporate the SabreSource™ system into their everyday procedures.

Light SabreTM

        We also manufacture a line of handheld surgical instruments. Light Sabre™ uses the inherent accuracy of the SabreSource™ laser to enable a medical professional to guide the handheld instrument from the point of incision to the targeted internal treatment or biopsy site. Presently, our Light Sabre™ line includes six disposable products, including FDA accepted syringes, aspirating needles, spinal needles, bone and core tissue biopsy needles and a catheter inducer, which "light up" when properly aligned to access a subcutaneous site, thereby giving the medical professional a visual verification when the subcutaneous site is properly targeted. In 1998, the FDA accepted an accuracy claim for Light Sabre™ products of plus or minus 3 mm at a depth of 100 mm.

        We believe that the level of accuracy produced by Light Sabre™ products is critical in minimally invasive procedures, including biopsies and other procedures in pain management, in applied oncology, spinal applications, trauma and urology. Light Sabre™ products can also be used as minimally invasive, precisely targeted drug delivery systems.

        We plan to continue to develop and introduce additional Light Sabre™ products over the remaining 13 years of the life of the Light Sabre™ patent. Our six existing FDA-accepted Light Sabre™ products focus on pain management and spinal procedures. We are currently prototyping designs for therapeutic applications with two medical device companies and we have had preliminary discussions with several other manufacturers of medical devices. Pending successful cadaver trials, we anticipate granting product-specific licenses for the technology.

        Our future plans include the exploration of partnerships with imaging manufacturers to incorporate SabreSource™ technology into their equipment. We believe that other imaging manufacturers will find our technology to be attractive because we have received an FDA Master File acceptance of our Light Sabre™ Collimator, the portion of our product that, when used in conjunction with the SabreSource™ technology, puts the light in Light Sabre™.

        FDA Master file acceptance allows other manufacturers who incorporate our Light Saber™ technology into their equipment to use our FDA acceptance and our accuracy claims for our Light Sabre™ products when used with their equipment in conjunction with our SabreSource™ technology. Manufacturers who license our Light Sabre™ Collimator technology will only need to provide the FDA with a 30-day notice of utilization, thus accelerating time to market of their new products.

Our Real-Time Image Guidance Strategy

        The principle elements of our business strategy are designed to create a recognized standard of care for our SabreSource™ system and related Light Sabre™ line of products. We plan to focus on the following:

•	Create a recognized standard of care. We believe the high degree of accuracy, limited exposure to radiation and ease of use of our SabreSource™ system positions it potentially to become the standard of care for fluoroscopically-guided, minimally invasive, acute care procedures.

•	Develop the use of consumables.

-- Our initial marketing emphasis will be directed at anesthesiologists at pain management clinics because of the call point similarities with our anesthetics and analgesics business. Pain management clinics have a higher patient volume with shorter procedures and patient recovery time than hospitals. In a typical clinic, a physician will perform many procedures per day that involve fluoroscopic guidance. We believe the potential for Light Sabre™ products will be higher in these clinics and the selling cycle from initial evaluation to actual purchase would generally involve fewer people and be more rapid.

-- We also expect to focus our marketing efforts on hospitals. Hospital purchasing departments like to minimize the number of similar products in their inventory. Light Sabre™ products and commodity products with similar uses are priced competitively, and both may be used in procedures that do not use SabreSource™ technology. Unlike the competing commodity products, however, Light Sabre™ products also provide "light up"-targeted guidance when used with a SabreSource™ system. We believe that hospitals may be motivated to use Light Sabre™ products in place of commodity products in order to take advantage of the multiple uses of Light Sabre™ products and in order to reduce the number of similar products in their inventories.

•	Establish therapy partners. We believe that our Light Sabre™ technology could enhance the competitive advantage of medical devices manufactured by other companies. The introduction of third party products that use Light Sabre™ technology could spur sales of our SabreSource™ systems, which could in turn spur sales of additional Light Sabre™ products. We also believe that the interventional accuracy and reduced exposure to radiation that our SabreSource™ technology provides could enhance the competitive advantage of imaging equipment manufactured by other companies. We believe that the development of third party imaging equipment that includes SabreSource™ technology would promote sales of Light Sabre™ products. To these ends, we intend to establish relationships with therapy partners to develop new Light Sabre™ applications. We also may partner with equipment manufacturers to include our SabreSource™ technology in third-party imaging equipment.

Anesthesia and Analgesia

Overview

        Four primary halegenated inhalation ethers are used in surgical procedures: isoflurane, enflurane, sevoflurane, and desflurane. We currently manufacture and sell isoflurane and enflurane, and we have existing contracts under which we expect to manufacture and sell sevoflurane as early as the second quarter of 2005 and desflurane as early as 2007 into select international markets.

        Our retired Vice President of Research, Ross Terrell, Ph.D., is the inventor of the majority of inhalation anesthetics sold in the world today. Dr. Terrell originally synthesized and patented isoflurane, enflurane and desflurane. He also holds an expired patent on the six compounds in the isoflurane, and sevoflurane family. We have retained Dr. Terrell as a Research Fellow and a member of our Scientific Advisory Board.

        We estimate, based on IMS data and other publicly available filings of other companies, that the market for inhalation anesthetics was approximately $925 million in 2004, a 10% increase from the prior year. We believe that the market will continue to grow primarily as a result of an anticipated increase in general surgeries (1.8% in the United States and 3.5% internationally during 2003 according to the American Hospital Association), and the substitution of more expensive anesthetic agents for lower cost anesthetic agents, resulting in an increased cost per surgery.

        We manufacture our pharmaceutical products in our Bethlehem facility. We purchased this facility from Celltech-Medeva in December 2000 for $1.4 million. According to public records, Celltech-Medeva purchased the facility six years earlier for approximately $54 million. Although the Bethlehem facility contains state-of-the-art equipment, it was operating substantially below capacity. We acquired the business for four reasons:

•	The operating room ("OR") call point for anesthesia and analgesia products matched that of our real-time image guidance system. In addition, we anticipated that the same sales partner would sell both product lines in many international markets.

•	As a result of our management's prior business experience, we were intimately familiar with the Celltech-Medeva line of inhalation products. Our know-how in producing inhalation anesthetics combined with our substantial operations and turn-around experience and our international industry relationships, provided us with the opportunity to improve plant operations.

•	We believed that the inhalation anesthetic business could provide a revenue and cash generation platform.

•	We believed that halogenated ethers could be used in conscious sedation.

        Over a four-year period, our management has:

•	installed a new plant management team;

•	increased production capacity by 120%, while reducing plant employment and without capital investment;

•	added RxElite as a partner for the distribution of our inhalation anesthetic products in the United States;

•	added over 20 key international customers including E. Merck and General Electric;

•	resourced key raw materials at substantial cost reductions;

•	developed procedures and programs under which we will produce sevoflurane and desflurane, following regulatory approval; and

•	applied for patents on a conscious sedation system which, if approved by the appropriate regulatory authorities, may provide a springboard for the eventual transformation of our anesthesia and analgesia business to principally a proprietary product business.

        Today, as a result of process improvements, successful programs to improve yield and reduced energy consumption per kilo, we have achieved a 65% average cost reduction at the plant from the time of acquisition in December 2000.

        Inhalation anesthetics are sold as 99.9% pure compounds. There are no additives or excipients. They are naturally aseptic and go through a phase change from liquid to vapor in their delivery. As such, the principal FDA regulation issues from a cGMP perspective are in the packaging of pure, final product. This is markedly different from a capsule or parenteral operation.

Our Anesthesia and Analgesia Products

        Currently, our primary products are isoflurane and enflurane.

        Isoflurane is sold throughout the world for use in a wide range of surgeries. It is of particular use in neurosurgery due to its minimal impact on intracranial pressure and can be used to induce hypotension and reduce bleeding. Isoflurane is also used in the veterinary market, where it is the standard of care for procedures involving companion animals. Management estimates that present annual worldwide sales of isoflurane in 2004 exceeded $150 million, including approximately $50 million of sales in the veterinary market. We sell isoflurane for human use under the Terrell™ brand name and for veterinary use under the Attane™ brand name.

        Enflurane is a niche product with principal applications in labor and delivery and where myocardial depression and related myocardial oxygen consumption is beneficial, such as coronary by-pass. It is the only inhalation anesthetic agent approved for labor and delivery and, as a result, its sales volume is highest in countries with higher birth rates. Management estimates that the present annual worldwide market for enflurane in 2004 was approximately $12 million. We sell enflurane under the Compound 347™ brand name.

        We have made improvements to the Bethlehem facility and can now manufacture sevoflurane. Following the receipt of additional regulatory approvals, we expect to begin selling sevoflurane in select international markets in 2005, and in additional international markets each year between 2006 and 2008. We will begin selling in domestic markets following the receipt of appropriate regulatory approvals, which we expect to receive in late 2006. Sevoflurane is the largest selling inhalation agent in the world. It is the agent of choice for pediatric and outpatient procedures because of its induction and recovery properties. Management estimates that the annual market for sevoflurane in 2004 approached $600 million. Abbott markets sevoflurane in the United States, Europe and Latin America. Maruishi markets sevoflurane in Japan and has marketing rights in China. We have one process patent that has been issued on the manufacture of sevoflurane and four other patents pending.

MR Tested Laryngoscope Blades & Handles

        To complement our inhalant anesthetic offerings, we have introduced magnetic resonance ("MR") tested laryngoscope blades and handles. Many patients, particularly children, claustrophobic adults and patients in pain, cannot remain still in an MRI magnet for the required time. The MR-tested laryngoscope blades and handles allow an anesthetist to safely intubate a patient very near (within fifteen centimeters) a 1.5 Tesla MRI magnet without ferro-magnetic or radio frequency interference. We have two U.S. patents on these specialty products.

Anesthesia and Analgesia Competitive Strategy

        Our two primary competitors in the supply of anesthetic agents are Abbott Laboratories and Baxter International, Inc., both of which are multi-national pharmaceutical and medical device companies. We believe that Abbott and Baxter will face increased competition when sevoflurane and desflurane become generic.

We have a five-part strategy to compete in key global marketplaces:

•	partner with national pharmaceutical firms prominent in the business;

•	provide a full line of products;

•	maintain our status as the low-cost producer by leveraging our Bethlehem manufacturing facility through high volume and capacity expansion;

•	identify niches that allow segmentation and branding; and

•	develop proprietary anesthesia and analgesia products for conscious sedation, while maintaining generic volume.

        Our marketing partners are often among the leading pharmaceutical manufacturing and distribution companies in their respective country or region. Partners include: E. Merck in Japan, Germany, France, the United Kingdom, and Scandinavia; L&W in China; Panion in Taiwan; RxElite in the United States; Laboratorios PiSA in Mexico and Central America; Richmond Labs in Argentina and Spain; and Novartis in the United Kingdom veterinary market. We also supply enflurane directly to Baxter, which it markets worldwide.

        Our international marketing strategy is to first identify and establish a distribution partner relationship in a country or region. Following the execution of an agreement with each partner, we then file a registration for the sale of these products in a country or region. The registration process on average takes 12 to 24 months. Upon receipt of regulatory approval for new products in a country or region, we can leverage our existing distribution partnerships to accelerate our speed to market. Upon registration, we begin to sell our products to our international partner under the existing contracts. Presently, we have 15 partnerships under which we have manufactured and delivered inhalation anesthetics. We have targeted countries or regions to enter as the patents expire. As a result, our initial focus has been on the Pacific Rim and Latin America.

        Under our exclusive distribution agreements, a sales partner will maintain the exclusive right to distribute specified inhalation anesthetics in its respective sales region so long as it purchases specified minimum annual quantities of inhalation anesthetics at prices specified in the agreement.

        As of February 28, 2005, we had 28 active distribution contracts with sales partners that require, after anticipated regulatory approvals are obtained in the respective countries, increasing minimum annual purchases for the contracts to remain exclusive. By 2009, the annual minimum purchases for the distributors to maintain exclusivity by product and territory under existing agreements will reach $92.9 million.

$ Millions	Annual Minimums

	2005	2006	2007	2008	2009
North America	5.8	18.4	43.6	56.2	56.2
Europe	0.8	2.5	8.7	11.6	15.2
Latin America	2.7	5.2	6.9	7.0	7.2
Pacific	1.4	7.6	13.9	14.1	14.3
Total	10.7	33.7	73.1	88.9	92.9

Totals for Isoflurane/Enflurane:	9.5	12.0	12.9	13.1	13.1

        Approvals for foreign registrations of generic drugs generally require a 12-24 month review period, depending on the country. In most cases, local government guidance is available on the average time required for approval. In addition to drug registration time, regulators in certain markets provide a period of years of exclusivity for the original manufacturer, and patent protection -- either composition or process -- is available in certain other markets for one or more of the participants. The respective parties to the distribution agreements agreed to these annual minimums after assessing the situation in the respective markets. The annual minimums are best viewed as providing a trend on the uptake of our inhalation anesthetic business.

        Beyond these agreements, we are currently negotiating distribution contracts with four prospective partners. These agreements may or may not become finalized. In addition, we are actively seeking representation in several major markets including, but not limited to, Italy, Australia, significant portions of Eastern Europe, South Korea, the Middle East, and the Indian Sub-continent.

        Also under the exclusive distribution agreements, each sales partner has agreed to purchase inhalation anesthetics only from us for distribution in its respective region, provided that we timely deliver inhalation anesthetics in accordance with the terms of the applicable agreement.

        In July 2004, we signed a contract with RxElite, Inc., a United States distributor of inhalation respiratory products. Assuming RxElite meets volume milestones in the contract to remain an exclusive distributor in the United States, U.S. sales under the contract with RxElite would approach $55 million in calendar year 2008. RxElite began purchasing human inhalation anesthetics under this contract on September 30, 2004.

        We believe that there are significant barriers to entry into the business of producing and selling inhalation anesthetics. These drugs are essentially specialty chemicals that must be manufactured in dedicated facilities, using proprietary intellectual property and operated by a highly skilled management team and work force.

Conscious Sedation

        We have under development a drug/drug delivery system for the use of halogenated ethers as inhalation analgesics, which we call "conscious sedation." This initiative seeks to leverage our two product lines: real-time image guidance systems and inhalation anesthetics. We have filed a patent application, "Drug Delivery for Conscious Sedation" (Burns, McNeirney and Terrell), for a new system for administering conscious sedation that would compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets.

        Nitrous oxide and sedative hypnotics have been used with varying degrees of success as analgesics for centuries. Nitrous oxide, however, can produce side effects in patient and medical personnel alike, and can be addictive. Sedative hypnotics remain in the system for an extended period of time, even when used in conjunction with a reversal agent. In addition, in a small number of patients the reversal agent is ineffective. Constant monitoring of these patients is required, and productivity and cost management can suffer as a result. Finally, sedative hypnotics are scheduled substances according to the U.S. Drug Enforcement Administration ("DEA"), and appropriate controls, safeguards and record-keeping are required.

        We believe that if administered safely, modern inhalation agents have the potential to be an attractive alternative to nitrous oxide and sedative hypnotics in conscious sedation. Modern inhalation agents meet the key requirements for conscious sedation as they are proven safe and effective at higher doses, reverse themselves through exhalation, have a very rapid uptake to analgesic levels and are not addictive or DEA-controlled substances. In the past, inhalation anesthetics were not used as analgesics due to the absence of equipment to accurately deliver the agents and the fact that the manufacturers of inhalation agents also made and sold anesthesia equipment costing $100,000-$200,000 per unit.

        We plan to produce a device that will "freeze" the delivered concentration at an analgesic level and not allow additional agent to be delivered. In October 2002, we filed an application for a U.S. Patent that covers the use of inhalation anesthetics as inhalation analgesics. On February 11, 2004, we received our preliminary report under the Patent Cooperation Treaty ("PCT"). All 43 claims on our patent were accepted.

        To preserve patient safety, the FDA does not allow the testing of both a new device and a new drug simultaneously. Pursuant to regulatory approvals, we plan to file a 510(k) application on the device in the fourth quarter of 2005 and subsequently file Investigational New Drug ("IND") applications for review by hospital and university Institutional Review Boards ("IRB") contingent on 510(k) acceptance. The predicate device on which our conscious sedation product is based is the electronically metered administration of nitrous oxide. Because the inhalation agents are already approved at a higher dose and have been safely administered, we plan to commence Phase III testing immediately following 510(k) acceptance and an IND filing on the agent. Presuming the agent was sevoflurane, this would allow our ANDA application for the manufacture and marketing of sevoflurane. We believe our conscious sedation product can be on the market to generate sales in a number of countries in 2007.

        We believe that the market for inhalation analgesics, including drugs and devices, could approximate $5 billion worldwide based on our market research estimates. Procedures that could benefit from this treatment include, but are not limited to, colonoscopy, burn dressing changes, pain relief pre-diagnosis in ambulance and emergency room, ICU/CCU sedation, dental and oral surgery procedures, relaxation for MRI diagnosis, office based dermatological or podiatric procedures, and certain catheterizations.

United States Regulatory Approvals for our Business

        The following table shows United States regulatory acceptances/approvals and patents related to our products.

Trade Name	510(k) no.	510(k) Acceptance Date	Patent Number
SabreSource™ Targeting System	K022935	10/11/2002	6,694,169 APP#60/516,039-pending
SabreSource™ Drape	K041846	8/26/2004	6,283,125 6,679,267
Light Sabre™ Aspiration Needle	K982018	8/7/1998	5,810,841 6,096,049 6,264,168
Light Sabre™ Bone Biopsy Needle	K982735	09/09/1998	5,810,841 6,096,049 6,264,168

Light Sabre™ Core Tissue Biopsy Needle	K981796	08/05/1998	5,810,841 6,096,049 6,264,168
Light Sabre™ Introducer Needle	K013040	12/07/2001	5,810,841 6,096,049 6,264,168
Light Sabre™ Spinal Needle	K021084	07/03/2002	5,810,841 6,096,049 6,264,168
Light Sabre™ Syringe	K981140	06/25/1998	5,810,841 6,096,049 6,264,168
Light Sabre™ Collimator	K013161	09/21/2001	5,810,841 6,096,049 6,264,168
Light Sabre™ Collimator (Master File)	MAF-1155	09/21/2001	5,810,841 6,096,049 6,264,168
DRTS® - Light Beam Patient Positron Indicator	K972852	09/15/1997	n/a
DRTS® Drape - Remote Control Drape	K973067	10/16/1997	n/a
Alignment verification devise	n/a		6,297,502
Removable Needle Rule	n/a		6,200,274
Method/device for subsurface target	To be filed		6,829,500

Anesthetic and Analgesic Drugs

Product	Use	Trade Name	Approval	Process Patent Number
Enflurane, USP	Human Anesthetic	Compound 347™	ANDA 74-396	n/a
Isoflurane, USP	Human Anesthetic	Terrell™	ANDA 74-416	n/a
Isoflurane, USP	Veterinary Anesthetic	Attane™	ANADA 200-141-E0001	n/a
Sevoflurane	Human Anesthetic	TBD	To be filed	5,969,193 App#10/19/1999-pending APP#10/644,500-pending APP#60/628,708-pending APP#60/628,707-pending
Conscious Sedation	Human Use Drug(s) and Device	TBD	To be filed	APP#10/272,794-pending

Anesthetic and Analgesic Devices
Trade Name	510(k) no.	510(k) Acceptance Date	Patent Number
MR Tested Fiber Optic Laryngoscope Handle	K970619	11/19/1997	6,036,639 6,444,358 6,056,415
MR Tested Fiber Optic Short Laryngoscope Handle	K041852	11/15/2004	6,036,639 6,444,358 6,056,415
MR Tested Laryngoscope	K971377	4/30/1998	6,036,639 6,444,358 6,056,415
MR Tested Flashlight	K970747	5/20/1997
Carbon Dioxide Removal	Human Anesthesia Equipment	To be filed	APP#60,559,659-pending

We also have a number of product approvals in other countries and expect additional approvals in the coming year.

Government Regulation

        We manufacture active anesthesia and analgesia ingredients, specifically the chemical synthesis of inhalation anesthetic compounds, and we produce finished anesthesia and analgesia products using the compounds manufactured at our facility in Bethlehem, PA. These manufacturing operations are regulated by the FDA and performed in compliance with cGMP as set out by the FDA. The facility is registered with the FDA as a pharmaceutical manufacturer and distributor. It is also registered as a pharmaceutical distributor with the states of Pennsylvania, Texas, Idaho and Kentucky. In addition, we believe that the operations at the Bethlehem facility are in compliance with the federal and state regulations regarding environmental protection, occupational safety and health, labor law, and state and local fire safety codes, building codes, and the covenants of the industrial park in which the facility is located. On average, the cost of environmental compliance at our Bethlehem facility averages between 1.75% and 2.25% of revenue generated by the facility.

        Our Buffalo facility houses the general headquarters personnel, the real-time image guidance system design and development technical staff, and the manufacturing operations associated with certain critical portions of our real-time image guidance systems. The facility also warehouses and distributes real-time image guidance systems. As such, the facility is registered with the FDA as a manufacturer and distributor of medical devices. We expect this facility to be registered under the EN13485 Device Directive in July 2005. Current activities at this facility are not subject to any federal, state or local environmental restrictions.

Employees

        As of February 28, 2005, we had 58 full time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Manufacturing

        At this time, we rely on third-party contract manufacturers to produce many of the components for our real-time image guidance system, SabreSource™. Critical sub-assemblies that involve proprietary materials and methods may be manufactured in-house or contracted out. Final device assembly is done at our Buffalo facility. Light Sabre™ components are manufactured, assembled and sterilized by third parties (all of whom are ISO 9001 certified) and are subject to our acceptance.

        At our Bethlehem facility, we currently produce bulk isoflurane and enflurane, which are manufactured from raw materials. Upon completion of production, these anesthetics and analgesics are packaged on site into 100mL and 250mL bottles and prepared for distribution. We expect to begin producing and shipping sevoflurane in the second quarter of 2005. We also have an existing contract under which we expect to sell desflurane as early as 2007.

Raw Materials

        Many of the raw materials used in our anesthesia and analgesia business are readily available from multiple sources. Four of the raw materials, however, are only available from a few suppliers. We have qualified three suppliers for each of CTFE ( chlorotrifluoro ethylene), CDFM (chloro difluoro methane) and TFE (trifluoro ethanol).  HFMOP (hexafluoro isopropyl methyl ether), used in making sevoflurane, is a custom synthesis and currently is available from only one source, the Daiken Industries, Ltd. plant in Japan. If we were unable to obtain HFMOP, we have the technology to produce this chemical; however, if we have to produce HFMOP it would require a significant capital investment and diversion of resources. Interruption in the supply of raw materials for anesthesia and analgesia synthesis could adversely affect our ability to supply finished product in the short-term.

        For our real-time image guidance system business, there are multiple qualified suppliers for all components and outsourced services necessary to produce our real-time image guidance line of products.

Risk Factors

        We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows and on the market price of our common stock.

Risks Related to Our Business

We are currently in a growth stage and may experience setbacks in both business and product development.

        We currently manufacture and market generic inhalation anesthetics and recently launched SabreSource™, our second generation real-time image guidance system. We also are developing a drug/drug delivery system for conscious sedation. We are subject to all of the risks inherent in both the creation of a new business and the development of new and existing products, including the absence of a history of significant operations. Our operations, especially in our real-time image guidance line of business, have been limited, and, as a result, we must establish many functions that are necessary to conduct business. These areas include managerial and administrative structure, sales and marketing activities, financial systems and personnel recruitment.

We have historically experienced operating losses and expect to continue to experience losses in the future.

        Our operating subsidiary has not been profitable since its inception in 1994. As of December 31, 2004, after giving effect to the merger, we had an accumulated deficit of approximately $24 million. We may continue to incur additional losses in the future as a result of a high level of operating expenses, significant up-front expenditures in the production and marketing activities and very limited revenue from the sale of our products.

        We currently sell the generic inhalation anesthetics, isoflurane and enflurane, and recently launched our SabreSource™ real-time image guidance system and related products. We may never realize significant revenues, or be profitable, from the sale of our products. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

•	regulatory approval or clearance of our products;

•	market acceptance of our products and innovations;

•	our ability to effectively manufacture our products; and

•	our ability to efficiently market and distribute our products to customers.

We will need to raise additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to attract additional capital would adversely affect our business.

        We currently operate at a loss and intend to increase our operating expenses significantly due to the ongoing growth of our anesthetics and analgesics business and the expansion of our sales and marketing functions in connection with the recent launch of SaberSource™ and the related line of Light Sabre™ products. In addition, our future capital needs will be substantial. Most notably, we must expand our Bethlehem facility to provide the capacity to produce in a timely manner the quantities of isoflurane, enflurane, sevoflurane and desflurane that we may be required to deliver to our international sales partners in the future under existing contracts in order to allow us to remain the exclusive provider of these inhalation anesthetics to those sales partners in their respective sales regions and to avoid damages under those contracts. We also expect to incur substantial costs related to the research and development of our conscious sedation program. The long sales cycle in our real-time image guidance product line from initial customer contact to actual revenue generation, if any, also may place a significant burden on our liquidity position. Finally, unforeseen costs could require us to seek additional capital.

        We do not have any permanent arrangements or credit facilities in place as a source of funds. Accordingly, we will need to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. Any additional equity financing may result in significant dilution to our company's existing stockholders. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or downsizing or restructuring our operations.

The loss of the services of key personnel would adversely affect our business.

        Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly William Burns and, prior to the completion of the conscious sedation program, John McNeirney, would be detrimental to our research and development programs and to our overall business.

We must hire and retain skilled technical and managerial personnel.

        Qualified personnel are in great demand among acute care companies. Our success depends in large part on our ability to attract, train and retain qualified management and highly-skilled employees, particularly technical, sales and marketing personnel and assembly technicians. Any failure to attract and retain the highly-trained technical personnel that are integral to direct sales, technology development and technical support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Similarly, the failure to recruit key scientific and managerial personnel in a timely manner would be detrimental to our research and development programs and to our overall business. If we are unable to attract and retain skilled persons or we lose skilled technical personnel, our business, results of operations and financial condition would be adversely affected.

We may be unable to execute our business strategy.

        Our business strategy in the real-time image guidance line relies heavily upon the sale of our Light Sabre™ products, a family of patented disposable products that is used with our SabreSource™ system. While some of our Light Sabre™ products have been accepted by the FDA, at this time we have fully developed only a portion of the tooling necessary to manufacture these products. Bringing these products to market involves the design and fabrication of sophisticated tooling for plastic injection molding. Since tooling manufacture is inherently expensive, the designs must be considered carefully to avoid costly mistakes. Unforeseen difficulties in the development of these products, as well as other medical device products, may lead to significant delays in the production of tooling and the subsequent generation of revenue.

        Market acceptance of our real-time image guidance products depends in part on our ability to demonstrate that our products are cost-effective and easier to use, and that they offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. As a result of these types of difficulties and delays, our development expenses may increase and, as a consequence, our business, results of operations and financial condition could suffer.

        Our strategy in our anesthesia and analgesia line of business relies heavily on our ability to expand our product offerings in the anesthesia market, most notably through the launch of sevoflurane. All of our planned product offerings require some form of regulatory acceptance in both the domestic and international markets. Unforeseen difficulties in the development, regulatory acceptance, production, or distribution of these products may lead to significant delays in the generation of revenue.

        The development of our conscious sedation system is dependent upon our ability to recruit and retain competent technical staff to complete the project and the further development, prototyping and testing of the device that would administer the drug component of the system in conformance with FDA requirements.  Additionally, unforeseen delays in regulatory acceptance/approval could adversely affect the market introduction of the system.

We depend on strategic partnerships and relationships.

        Our success depends largely upon our ability to create and maintain important relationships with commercial partners, particularly in international distribution. We currently rely on 30 international sales partners to market our anesthesia and analgesia products, and we intend to co-market our real-time image guidance products with therapy partners. If we are unable to maintain strategic partnerships currently in place and develop additional strategic partnerships in critical areas, such as international sales, our business, results of operations and financial condition may be adversely affected.

We face competition in our industry, and many of our competitors have substantially greater experience and resources.

        We compete with other companies within the image guidance market, many of which have more capital, more extensive research and development capabilities and greater marketing and human resources than we do. Some of these image guidance competitors include Medtronic, Inc., BrainLAB, Inc., Stryker Corporation, and Biopsys Medical, a division of Johnson & Johnson. We believe we are the only company with a real-time image guidance system with an accuracy of plus or minus 1 mm at a distance of 1 meter. In the image guidance arena, however, radiation exposure from fluoroscopy and the need for accuracy in interventional procedures are well-recognized concerns. As a result, there is no guarantee that present fluoroscope manufacturers, radiological suppliers, biopsy vendors and suppliers of minimally-invasive medical devices are not already engaged in research and product development to address these concerns or will not become engaged in these areas of research and product development. We expect competition to increase as technological advances are made and commercial applications broaden. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes developed by us, and we may not be able to compete successfully.

        Similarly, in the anesthesia and analgesia product line, our company directly competes with larger and more established companies, such as Abbott Laboratories and Baxter International, Inc., that have more capital, more extensive research and development capabilities and greater marketing and human resources than we do. Competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop. Our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical.

We rely upon third-party manufacturers and suppliers, which puts us at risk for supplier business interruptions.

        We believe that success in our real-time image guidance line of business depends in part on our ability to retain third parties to sub-assemble our products in accordance with established quality and cost standards in sufficient quantities and in a timely manner. Third-party manufacturers may not perform as we expect. If third-party manufacturers fail to perform, our ability to market products and to generate revenue would be adversely affected.

        We manufacture our product line of inhalation anesthetics at our Bethlehem facility. We rely on the continuing availability of certain specialty raw materials from a small number of suppliers. Our policy is to qualify three suppliers for each specialty raw material where possible. See "Raw Materials," below. In some instances, if we were unable to acquire these materials when needed our production capacity would be adversely affected.

We may face future product liability claims that may result from the use of our products.

        We are subject to potential product liability claims relating to our real-time image guidance and anesthesia and analgesia line of products. We currently maintain product liability insurance with coverage limits of $3,000,000 in the aggregate annually. This coverage and any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance coverage or even renew it. Our insurance does not cover, and we are not aware of any suitable insurance that would cover, product liability claims for any of our products undergoing clinical trials. A successful product liability claim could have a material adverse effect on our business, results of operations and financial condition. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert the attention of management and other significant resources. We also do not carry insurance to cover the costs of recalling any of our products. If we need to recall a product, we may incur substantial costs and product liability claims.

Business interruptions beyond our control have occurred in the past and may take place in the future, forcing a decrease in production and diminished operational capabilities.

        In February 2003, storm damage forced a significant business interruption at our Bethlehem facility. We filed a multi-million dollar claim for damages in connection with the interruption with our insurance carrier, The Chubb Group of Insurance Companies. To date, we have received a progress payment of $500,000. There can be no assurance that we will receive additional funds from Chubb or the timing of the receipt of such funds, if any.

We face significant risks associated with our international operations, which could have a material adverse effect on our business, results of operations and financial condition.

        We market our products in select markets outside of the United States. We generated 56% of our revenue for the period ended December 31, 2004, and 72% of our revenue in the year ended September 30, 2004, from international sales. We expect that our revenues in select international markets will continue to account for a significant portion of our revenues. Our international operations are subject to a number of risks. Recently, restrictions of the Venezuelan government on the repatriation of United States dollars from Venezuela adversely affected our sales of inhalation anesthetics in Venezuela. While we have taken measures to mitigate the impact of these restrictions on our business, there can be no assurance that restrictions of the Venezuelan and other governments will not adversely affect our business, financial condition or results of operations in the future. Also, customers in the Middle East have recently shown reluctance to purchase products from U.S. companies as a result of negative sentiments toward the U.S. government following the commencement of the war in Iraq. These and the following risks associated with our international operations, among others, may materially adversely affect our business, financial condition or results of operations:

•	difficulties in enforcing and collecting accounts receivable under some countries' legal systems;
•	local regulations may restrict our ability to sell our products or conduct other operations;
•	political instability could disrupt our operations;

•	longer payment cycles in some markets, with resulting adverse effects on our cash flow;
•	the imposition of additional trade barriers, tariffs, taxes or restrict the import of our products; and
•	fluctuations in exchange rates of the United States dollar could adversely affect our results of operations.

Significant additional governmental regulation could subject us to unanticipated delays, which would adversely affect our revenues.

        Our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations, that are applicable to our business may be enacted or promulgated and the interpretation, application or enforcement of existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements, or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications, or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, if we do not comply with existing or future laws or regulations we could be subject to the following types of enforcement actions by the FDA and other agencies:

•	fines;

•	injunctions;

•	civil penalties;

•	recalls or seizures of our products;

•	total or partial suspension of the production of our products;

•	withdrawal of existing approvals or premarket clearances of our products;

•	refusal to approve or clear new applications or notices relating to our products;

•	recommendations by the FDA that we not be allowed to enter into government contracts; and

•	criminal prosecution.

Failure to obtain regulatory approval for our products in the future may adversely affect our business.

        Under the provisions of the U.S. Food, Drug and Cosmetic Act, we must obtain clearance from the FDA prior to commercial use in the United States of some of the products that we may develop.

        Medical Devices. The production and marketing of our real-time image guidance products and our ongoing research and development activities relating thereto are subject to regulation by numerous governmental authorities in the United States and other countries. Additionally, sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in each respective country may be longer or shorter than that required for FDA approval in the United States. To sell our products inside European Union member countries and an increasing number of other countries, we will be required to obtain EN13485 certification. We expect that we will obtain the certification for our Buffalo facility in July 2005; however we can give you no assurance that we will obtain the certification when planned, or at all.

        Pharmaceutical Products. The production and marketing of our pharmaceutical products, including our conscious sedation system, are also subject to significant regulation by the FDA in the United States and by numerous governmental authorities under the laws of other countries. Although we have satisfied these regulatory requirements for our current products in the United States and in the other countries in which we currently market our products, we will need to satisfy all governmental regulations before we can introduce any new pharmaceutical products in the United States or extend the sale of our existing inhalation anesthetics to additional foreign countries. The time required to obtain any of these additional regulatory approvals is uncertain and we may not be able to obtain them in a timely manner, or at all.

        Manufacturing Guidelines. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes may have on our business, financial condition or results of operation. Failure to comply with applicable regulatory requirements could have material adverse effect on our business, financial condition and results of operations.

        Additionally, the time required for obtaining regulatory approval is uncertain. We may encounter delays or product rejections based upon changes in FDA policies, including cGMP standards, during periods of product development. We may encounter similar delays in countries outside of the United States. We may not be able to obtain these regulatory acceptances on a timely basis, or at all.

        The failure to obtain timely regulatory acceptance of our products, any product marketing limitations, or any product withdrawal would have a material adverse effect on our business, financial condition and results of operations. In addition, before it grants approvals, the FDA or any foreign regulatory authority may impose numerous other requirements with which we must comply. Regulatory acceptance, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of accepted products for unapproved uses. Product acceptance could be withdrawn, or civil or criminal sanctions could be imposed, for our failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

        The third party manufacturers and suppliers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP standards and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with cGMP regulations and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. If we fail to comply with regulatory requirements, including marketing or promoting products for unapproved uses, we could be subject, among other things, to the enforcement actions discussed above under the risk factor entitled "Significant additional governmental regulation could subject us to unanticipated delays, which would adversely affect our revenues."

        Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory acceptance of our products. Some material changes to medical devices are also subject to FDA review and acceptance. Delays in receipt of, or failure to obtain, acceptances, or the loss of previously obtained acceptances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulations, and any failure to comply may result in substantial fines and sanctions.

        Our operations are subject to United States and international environmental laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of raw materials, waste and other materials. We believe that we are and have been operating our businesses and facilities in a manner that complies in all material respects with environmental, health and safety laws and regulations. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. Generally, the operation of an inhalant pharmaceutical manufacturing plant and the handling of specialty raw materials entail risks of failure to comply with many regulatory requirements, and we may incur material costs or liabilities if we fail to maintain our operations in full compliance.

        We may have to make significant expenditures in the future to comply with evolving environmental, health and safety requirements, including new requirements that may be adopted or imposed in the future. To meet changing licensing and regulatory standards, we may have to make significant additional site or operational modifications that could involve substantial expenditures or reduction or suspension of certain operations. We cannot be certain that we have identified all environmental and health and safety matters affecting our activities and in the future our environmental, health and safety problems and the costs to remediate them, may be materially greater than we expect.

Future acquisitions may divert management and may involve risk of undisclosed liabilities.

        We may from time to time pursue acquisitions that we believe complement our existing operations. Growth by acquisition involves risks that could adversely affect our business, including the diversion of management time from operations to pursue and complete acquisitions, and difficulties in integrating additional operations and personnel of acquired companies. In addition, any future acquisitions could result in significant costs, the incurrence of additional indebtedness or issuance of equity securities to fund the acquisition, and contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

        In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount of duration, the financial limitations of the indemnitor or warrantor, or other reasons.

We became public by means of a reverse merger, and as a result we are subject to the risks associated with the prior activities of the public company. In addition, we may not be able to attract the attention of major brokerage firms or institutional buyers.

        Additional risks may exist because we became public through a "reverse merger" with a shell corporation that did not have significant recent operations or assets, but which has had operations in the past. Although we performed a due diligence review of the public company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of our company.

        Security analysts of major brokerage firms and securities institutions may not cover us since there are no broker-dealers who sold our stock in a public offering who would have an incentive to follow or recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financings for us in the future.

We have recently been in default under obligations with various service providers, vendors and lenders.

        Due to cash flow constraints, we are in significant arrears to some of our service providers and other vendors, and we have been unable to pay all of our financial obligations as they became due. In some cases, we have been in default for many months.

        As a result of these defaults, creditors have asserted claims against us from time to time. Although we have negotiated forbearance or other arrangements with our creditors, the risk of claims by creditors will continue until we are able to generate positive cash flow on a consistent basis. Any default under our obligations could have a material adverse effect on our business, results of operations and financial condition.

We incur significant costs as a result of being a public company.

        As a public company, we are subject to significant legal, accounting and other expenses to which Minrad Inc. was not subject prior to the reverse merger. We incur costs associated with our public company reporting requirements under the Securities and Exchange Act of 1934, costs associated with recently adopted corporate governance standards and internal control requirements, including standards and requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These new rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Investor confidence and the price of our common stock may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

        As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-KSB our management's report on, and assessment of the effectiveness of, our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. These requirements will first apply to our annual report for the fiscal year ending December 31, 2006. If we fail to achieve and maintain adequate internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that related to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

        Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 13 U.S. patents and numerous foreign counterparts that protect our products, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all.

        The filing and maintenance fees and the legal and other expenses necessary for us to obtain and maintain appropriate patent protection in the United States and important foreign countries are significant. If we do not have sufficient funds, we may not be able to maintain appropriate protections. In addition, if we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our proprietary technology. We have entered into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our unpatented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

        In 1995, the U.S. Patent and Trademark Office adopted changes to the U.S. patent law that made the term of issued patents 20 years from the date of filing rather than 17 years from the date of issuance, subject to specified transition periods. Beginning in June 1995, the patent term became 20 years from the earliest effective filing date of the underlying patent application. These changes may reduce the effective term of protection for patents that are pending for more than three years. In addition, as of January 1996, all inventors who work outside of the United States are able to establish a date of invention on the same basis as those working in the United States. This change could adversely affect our ability to prevail in a priority of invention dispute with a third party located or doing work outside of the United States. While we cannot predict the effect that these changes will have on our business, they could have a material adverse effect on our ability to protect our proprietary information. Furthermore, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

        We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights, or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

If we infringe on the rights of third parties, we may not be able to sell our products, and we may have to defend against litigation and pay damages.

        If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management's time and attention. Such claims could also cause our customers or potential customers to purchase competitors' products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

If our trademarks and trade names are not adequately protected, we may not be able to build brand loyalty and our sales and revenues may suffer.

        Our registered or unregistered trademarks or trade names may be challenged, cancelled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Over the long term, if we are unable to establish a brand based on our trademarks and trade names, then we may not be able to compete effectively and our sales and revenues may suffer.

Risks Related to Our Securities

We have a concentration of stock ownership and control.

        Our common stock ownership is highly concentrated. See Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." As a result, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

Our stock price may be volatile because of factors beyond our control and you may lose all or a part of your investment.

        Any of the following factors could affect the market price of our common stock:

•	our failure to achieve and maintain profitability;

•	our failure to meet financial analysts' performance expectations;

•	changes in earnings estimates and recommendations by financial analysts;

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the loss of major customers or product or component suppliers;

•	the loss of significant partnering relationships;

•	product liability lawsuits or product recalls; and

•	general market, political and economic conditions.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

We may experience future sales of large amounts of common stock by existing shareholders.

        Future sales of large amounts of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933 or otherwise could adversely affect the market price of our common stock. Certain of our affiliates, who beneficially own large amounts of our common stock, are not subject to lockup letters or other forms of restriction on the sale of their shares. Sales of a large number of shares of common stock in the public market could adversely affect the market price and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We are subject to penny stock regulations and restrictions.

        Our common stock is approved for quotation on the OTC Bulletin Board. Since our common stock trades below $5.00 per share, it is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations on the manner in which it can be publicly traded.

        These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock." Also under these regulations, certain brokers who recommend a penny stock to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

        These procedures require the broker-dealer to:

•	our exposure to product liability claims resulting from the use of our products;

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made their determination of suitability; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

        These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

        Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

        Our "penny stock" designation may adversely affect the development or continuation of the public market for our common stock.

We have not paid and have no plans to pay cash dividends.

        Since our inception, we have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Item 2. Description of Property.

        Our principal offices are located at 847 Main Street, Buffalo, New York where we lease approximately 17,500 square feet of laboratory and office space at a cost of approximately $193,480 per year under a lease that expires in December 2006, with a five-year renewal option.

        We also own a 28,687 square-foot anesthesia and analgesia manufacturing facility on four acres in Bethlehem, Pennsylvania that consists of approximately 11,500 square feet of finished office and laboratory space and 17,064 square feet of manufacturing space.

        We believe that we maintain adequate insurance for our facilities.

        We do not invest in real estate other than for use in or business. Accordingly, we have not adopted any specific policies regarding investments in real estate, interests in real estate, or investment in real estate mortgages.

Item 3. Legal Proceedings.

        On December 10, 2004, a Notice of Mechanic's Lien claim for $86,902 was filed on behalf of H.T. Lyons, Inc. in the Court of Common Pleas of Northhampton County, Pennsylvania. This claim relates to process-piping work performed by H.T. Lyons, Inc. at Minrad Inc.'s manufacturing plant in Bethlehem, Pennsylvania. Subsequently, a civil action against Minrad Inc. was filed by H.T. Lyons, Inc. on February 1, 2005. We intend to contest both the mechanic's lien claim and the civil action.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity And Related Stockholder Matters.

Market Information

        Our common stock is quoted under the symbol, "MNRD.OB" on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices prior to the quarter ended September 30, 2004 reflect activity in our common stock prior to the announcement of our agreement to acquire Minrad Inc.. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low sales prices for the periods presented have been adjusted to reflect stock splits:

	High	Low
2003
March 31, 2003	*	*
June 30, 2003	.04	.01
September 30, 2003	.06	.04
December 31, 2003	.06	.05

2004
March 31, 2004	.11	.06
June 30, 2004	.11	.11
September 30, 2004	10.05	.11
December 31, 2004	4.25	2.50
*no available quoted prices during these periods

Holders

        As of March 15, 2005, there were approximately 800 stockholders of record of our common stock.

Dividends

        We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future. Additionally, one of our loan agreements prohibits us from paying or declaring a dividend until the loan is paid in full. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our Board of Directors.

Securities authorized for issuance under equity compensation plan

        As of December 31, 2004, our only equity compensation plan was our 2004 Stock Option Plan, which was previously approved by our stockholders. The following table provides information about the plan as of that date.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
Equity compensation plans approved by security holders .........................................................................	2,360,917	$1.50	4,794,583

(1)	Reflects shares issuable upon exercise of options issued and issuable under the Company's 2004 Stock Option Plan.

Purchase of shares

        During the three month transition period ended December 31, 2004, we did not purchase any of our shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Cautionary Factors That May Affect Future Results

        All statements, other than statements of historical fact, contained in this Form 10-KSB constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "anticipate," "predict," "project," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements.

        Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Form 10-KSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Risk Factors" in Item 1 of this Form 10-KSB, including the following:

•	our limited operating history and business development associated with being a growth stage company;

•	our history of operating losses, which we expect to continue;

•	our need to obtain future funding through equity or debt financings;

•	our dependence on key personnel;

•	our need to attract and retain technical and managerial personnel;

•	our ability to execute our business strategy;

•	our dependence on our strategic partnerships;

•	intense competition with established leaders in the medical devices industry;

•	our reliance on third-party suppliers;

•	our exposure to product liability claims resulting from the use of our products;

•	our exposure to unanticipated and uncontrollable business interruptions;

•	changes in international economic, political and regulatory conditions, interest rates and currency movements;

•	the costs and effects of complying with changes to existing laws and regulations;

•	the effect of failing to receive regulatory approval for new and existing products;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and regulation of our products;

•	our ability to successfully complete the integration of any future acquisitions;

•	our ability to project the market for our products based upon estimates and assumptions;

•	our exposure to undisclosed liabilities of the public shell corporation and the lack of established broker-dealer relationships for our stock;

•	our ability to generate enough positive cash flow to pay our creditors;

•	the increase in legal, accounting and insurance expenses related to being a public company;

•	our ability to achieve and maintain adequate internal controls necessary to comply with regulations governing financial reporting;

•	our ability to protect our intellectual property and proprietary technologies;

•	costs associated with potential intellectual property infringement claims asserted by a third party; and

•	our ability to protect, and build recognition of, our trademarks and tradenames.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in the this Form 10-KSB.

Overview

Merger

        On December 16, 2004, we acquired Minrad Inc. through a reverse merger of our newly formed subsidiary into Minrad Inc., with the result that Minrad Inc. became our wholly owned subsidiary and the stockholders of Minrad Inc. became the beneficial owners of approximately 83% of our common stock. Because we did not have any substantial assets or operations during the two fiscal years prior to the acquisition, Minrad Inc. is deemed to be the accounting acquirer of Minrad International, and the discussion of operations below relates to the operations of Minrad Inc. References in this discussion to "fiscal 2003" are to Minrad Inc.'s fiscal year ended September 30, 2003, and references to "fiscal 2004" are to Minrad Inc.'s fiscal year ended September 30, 2004. On January 19, 2005, we changed our fiscal year end to December 31.

Company Background

Through our wholly owned subsidiary, Minrad Inc., we operate an acute care business with twoproduct lines: (1) real-time image guidance and (2) anesthesia and analgesia. We currently sell patented real-time image guidance technologies that enable medical professionals to improve the accuracy if interventional procedures and reduce the exposure to radiation. We recently launched SabreSource™, our second-generation real-time image guidance system. Our real-time image guidance products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. We manufacture and market our generic inhalation anesthetics for use in connection with human and veterinary surgical interventions. We are also developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness. For the fiscal year ended September 30, 2004, we had revenue of $4.1 million.

Key Success Factors

        Four factors are the principal drivers of success in the MINRAD business model:

1)	Expanded Product Commercialization including existing product growth in present and new markets and the development and introduction of new products.
2)	Manufacturing Efficiency facilitating maximum margin realization.
3)	The Attraction of Talented Personnel accelerating product and market plan implementation.
4)	Funding of the Business to insure successful on-going operations.

        Management believes that significant progress was made in these areas over the quarter. However, on a short-term basis, the individual goals are occasionally in conflict - such as the production of sevoflurane validation batches in the Bethlehem plant during the quarter, which was in competition with use of the production equipment for manufacturing our other anesthesia and analgesia products - isoflurane and sevoflurane. Delays in completion of the regulated batch, approximately six weeks, resulted in sharply under-absorbed overhead and a shippable backlog of $1.0 million at the end of the quarter.

        Each of these success factors will be addressed in the discussion of operations.

Results of Operations - Three month period ending December 31, 2003 compared to the three month period ending December 31, 2004:
			Increase/
	2003	2004	(Decrease)%
Revenue	$ 1,049,362	$ 460,276	$(589,086)	(56%)
Gross Margin	143,506	(156,115)	(299,621)	(209%)
Gross Margin %	13.6%	(33.9%)	(47.6) pts	(2880%)
Research and development	368,026	308,670	(59,356)	(16%)
Sales and marketing	193,680	230,348	36,668	19%
Finance and administration	454,523	486,970	32,447	7%
Operating loss	(872,723)	(1,182,103)	(309,380)	(35%)
Interest expense	276,481	198,280	(78,201)	(28%)
Net loss	$(1,149,204)	$(1,380,383)	$231,179	20%

Net Revenue

        For the quarter ended December 31, 2004, the company generated revenue of $460,276 as compared to $1,049,362 for the quarter ended December 31, 2003. The decrease of $589,086, or 56%, was not reflective of market conditions as we ended the quarter with $1,037,000 in immediately shippable backlog. Rather the decrease reflected delays resulting from the completion of previously mentioned sevoflurane validation batches which postponed our resumption of isoflurane production.

        Customer impact of these backlogs was partially mitigated by our ability to work with the various parties and balance their inventory levels. We will be continuing this practice through the end of the first calendar quarter ending March 31, 2005 when we expect to have shipped the backlog from the prior quarter.

Gross Profit

        Gross Profit for the quarter ended December 31, 2004 was ($156,115) as compared with $143,506 for quarter ended December 31, 2003, representing a reduction of $299,621. Gross margin was (33.9%) as compared with 13.7% in the prior period. The unfavorable gross margin variance in the quarter ended December 31, 2004 was a function of lower volumes due to the plant's inactivity during the sevoflurane validation campaign. The lower volumes resulted in unfavorable manufacturing absorption variances of $406,200.

        Shipment of the $1,037,000 in immediately shippable backlog during the quarter ended December 31, 2004 would have had a positive impact on gross profit for this period. We expect to experience fluctuations in gross margins in future periods, primarily resulting from fluctuations in production volume based on increasing demand and the introduction of new products during 2005.

Research and Development

        Research and development expenses for the quarter ended December 31, 2004 were $308,670, representing a reduction of $59,356, or 16%, from the period ended December 31, 2003. The year-over-year decrease is composed of a timing-related reduction in prototype expenses of $96,525. Partially offsetting this were increased wage and benefit expenses of $50,788 which were related to additional personnel in the image-guidance engineering staff.

        During the quarter, the company was awarded one additional U.S. patent for a stereo tactic device used in neuro surgical procedures that will provide future product opportunities. Also received was a 510(k) device clearance for a modification to a Laryngoscope Handle.

Sales and Marketing

        Sales & Marketing expense increased from $193,680 in the quarter ended December 31, 2003 to $230,348 in the quarter ended December 31, 2004. This $36,668 or 19% increase is primarily attributed to trade show expenses associated with the introduction of our new SabreSource technology.

Finance and Administration

        Finance and Administration costs increased $32,447 from $454,523 in the quarter ended December 31, 2003 to $486,970 in the quarter ended December 31, 2004. On an on-going basis, Finance and Administration costs increased by approximately $218,000 from $379,000 in the quarter ended December 31, 2003 to approximately $597,000 in the quarter ended December 31, 2004, a 58% increase. Three main factors contributed to the increase in Finance and Administration expenses: $126,000 in additional wages and benefits, $90,000 in legal and accounting expenses, and $43,000 in increased insurance costs. Most of these increased costs relate to the cost to comply with being a public company. In addition, the Company reserves for bad debt expense based on specific identification of doubtful accounts. In the quarter ended December 31, 2003, the Company recognized $75,000 as bad debt expense, versus a $110,000 bad debt recovery that occurred in the quarter ended December 31, 2004. This $185,000 difference between periods offset a large portion of the increase in other Finance and Administration costs.

Interest Expense

        Interest Expense declined from $276,481 in quarter ended December 31, 2003 to $198,280 in the quarter ended December 31, 2004. This reduction of $78,201 is a result of the reduction in debt following the conversion of short-term demand notes to equity during March of 2004. Interest levels in calendar 2005 are undeterminable at this time. Management's intentions, which are dependent upon future funding, are to lower cash based interest expense through reductions in factoring, mortgage and other liabilities. Interest of a non-cash nature should increase due to valuations of two groups of warrants. The first is associated with the guarantee of the $997,000 Wachovia line of credit. The second is the amortization of the warrants associated with the $2.5 million convertible debt financing in February 2005. Additional non-cash basis interest expense is also possible if conditions are met that allow for the conversion to common stock of this same $2.5 million debt.

Net Loss

        The net loss for the quarter ended December 31, 2004 was $1,380,383 an increase of $231,179 or 20% from the $1,149,204 net loss recorded in the quarter ended December 31, 2003. The major contributors to the loss recorded in the quarter ended December 31, 2004 were a $299,621 reduction in gross margin partially offset by a reduction in interest expense of $78,201.

Liquidity and Capital Resources

        As of December 31, 2004, we had current assets of approximately $2.2 million (including nominal amounts of cash) and current liabilities of approximately $6.1 million. As of December 31, 2003, we had current assets of approximately $1.8 million, including cash and equivalents and restricted cash of approximately $426.0 thousand and current liabilities of approximately $9.6 million. The net improvement in working capital of approximately $3.8 million is attributed primarily to the conversion of approximately $3.0 million of short-term demand notes into equity.

        Net cash used by operating activities increased by approximately $625.0 thousand, or 228% from approximately $274.0 thousand for the quarter ended December 31, 2003 to approximately $899.0 thousand for the quarter ended December 31, 2004. This increase was attributable primarily to the increased net loss from operations of approximately $231.0 thousand and reduced levels of cash generated from changes in working capital of approximately $325.0 thousand . Net cash used by investing activities for the quarter ended December 31, 2004 was $52.0 thousand, a decrease of approximately $383.0 thousand from the $435.0 thousand experienced in the quarter ended December 31, 2003. This was primarily due to a short term investment of $350.0 thousand at December 31, 2003 generated from initial equity investments which was subsequently expended in operations. There also was approximately a $40.0 thousand reduction in purchases of property and equipment. Net cash provided by financing activities increased by approximately $168.0 thousand from approximately $785.0 thousand at December 31, 2003 to approximately $953.0 thousand at December 31, 2004. This increase was largely due to debt repayments of $106.0 thousand in the quarter ended December 31, 2003. In the quarter ended December 31, 2004, we raised approximately $971.0 thousand through borrowings under demand notes payable as opposed to approximately $925.0 thousand in the fourth quarter in 2003.

        Our future capital requirements will be substantial. Most notably, we must expand our Bethlehem facility to produce in a timely manner the quantities of enflurane, isoflurane, sevoflurane and desflurane that international sales partners are required to purchase in the future under existing contracts to maintain exclusivity in their respective sales regions. See "Anesthesia and Analgesia Competitive Strategy." We expect to incur substantial costs related to our real time image guidance system and research and development costs for conscious sedation. Accordingly, we will need to raise additional funds in the future through the private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital would have a material adverse effect on our results of operations and financial condition.

Results of Operations -- Year Ended September 30, 2003 Compared to Year Ended September 30, 2004
	2003	2004	Increase/ (Decrease)%
Revenue	3,514,963	4,116,995	602,032	17%
Gross Margin	1,422,980	966,516	(456,464)	(32%)
Gross Margin %	40%	23%	(17%)	(43%)
Research and development	1,269,842	1,175,570	(94,272)	(7%)
Sales and marketing	645,805	736,266	90,461	14%
Finance and administration	1,550,259	2,097,288	547,029	35%
Interest expense	752,591	789,443	36,852	5%
Debt conversion costs	-	713,000	(713,000)	n/a
Net Loss	(2,795,517)	(4,545,051)	1,749,534	63%

Revenue
	2003	2004	Increase/ (Decrease)%
North America	$909,305	$1,155,315	$246,010	27%
International	$2,605,658	$2,961,680	$356,022	14%
Total	$3,514,963	$4,116,995	$602,032	17%

        Revenue increased by $602,032, or 17%, to $4,116,995 for fiscal 2004 from $3,514,963 for fiscal 2003. North America showed the greater year-over-year percentage improvement. Essentially, all revenue was from our anesthesia and analgesia line. North American sales rose sharply in the human inhalant anesthetic market due primarily to net sales of approximately $385,000 in the quarter ended September 30, 2004, generated from our partnership with RxElite, Inc. Exclusive of the one-time license fee for real-time image guidance of $150,000 received in fiscal 2003, North American revenue increased by $396,010, or 52%, to $1,155,315 for fiscal 2004 from $759,305 for fiscal 2003.

        International sales increased by 14% for fiscal 2004 from fiscal 2003. Sales growth generally was uniform across our sales regions with 14% growth in each of Europe and the Pacific Rim, and 13% growth in Latin America. Our international business benefited from increases in market share in the United Kingdom, Brazil and Argentina, and the entry into the Thailand market and the veterinary markets of Switzerland and Australia. Factors reducing growth in the various markets included a slow down in sales to the Middle East as a result of anti-American sentiments related to the war in Iraq, a decline in sales in South Korea attributable to declining demand, and the required cessation of sales to Venezuela as a result of export exchange control issues. Subsequent to fiscal 2004, we believe we have resolved the export exchange control issues in Venezuela by identifying alternative distribution channels that provide requisite import and export credits.

Gross Margin

        Gross margin declined by $456,464, or 32%, to $966,516 for fiscal 2004 from $1,422,980 for fiscal 2003, primarily as a result of sharply higher manufacturing variances in fiscal 2004.

        In fiscal 2004, unfavorable manufacturing variances increased by $697,341, or 127%, to $1,248,297 from $550,956 for fiscal 2003. Roughly $500,000 of the fiscal 2004 variance represented lost production associated with modifications to our Bethlehem facility to allow for the production of sevoflurane. The balance is comprised of under-absorbed overhead and the cost of hiring and training additional staff in anticipation of continuous operations commencing in 2005. The hiring and training of staff for a third shift generated $200,000 of one-time costs. The unfavorable variance of $550,956 in fiscal 2003 was reduced by the receipt of a $500,000 progress payment from Chubb on a business interruption claim filed in connection with storm damage that negatively affected production at the Bethlehem facility from February 16, 2003 to mid-July 2003.

        Specialty anesthesia and analgesia facilities have intrinsically high fixed overhead costs. Quality control, health, safety and environmental management, process engineering and maintenance, and management are all required on-site. If production at our Bethlehem facility slows due to new product qualification, business interruption, reduced volume or expansion, the impact on our results can be severe.

        In fiscal 2004, we invested in the future of our business. We performed the initial synthesis and process controls for sevoflurane, a process that we completed with our validation batches in December 2004. Because of the manner in which we use equipment in the facility for multiple purposes, the sevoflurane projects resulted in substantial downtime in 80% of our production capacity. In addition, we began to hire and train staff in January 2004 which qualified us to move to continuous operation. We expect that we will begin to see the benefits from continuous operation and the related overhead absorption in the first calendar quarter of 2005. Further, we anticipate the validation batches of sevoflurane will become saleable in the second quarter of 2005.

Research and Development

        Research and development expenses declined by $94,272, or 7%, to $1,175,570, or 29% of revenue, for fiscal 2004, from $1,269,842, or 36% of revenue, for fiscal 2003. Research and development costs were essentially flat between periods. We expect to continue to spend significant amounts on research and development to fund our core product lines, new products and technology development in 2005 and beyond.

Sales and Marketing

        Sales and marketing expenses increased by $90,461, or 14%, to $736,266 for fiscal 2004 from $645,805 for fiscal 2003. As a percentage of product sales, costs remained relatively consistent at 18% of sales between periods. We expect that in future periods, sales and marketing expenses, as a percentage of sales, will exceed the fiscal 2003 and 2004 levels as a result of our need to support contractual commitments for inhalation anesthetics with additional personnel and significant initial costs associated with the launch of SabreSource™.

Finance and Administration

        Finance and administration expenses increased by $547,029, or 35%, to $2,097,288 for fiscal 2004 from $1,550,259 for fiscal 2003. The increase was attributable primarily to an increase in audit, legal and professional expenses of approximately $757,000 associated mainly with the merger of Minrad Inc. into our company, and increased expenses of $125,000 associated primarily with an increased headcount in our financial department. These increases were offset partially by a $131,000 decline in bad debt expense for fiscal 2004.

Interest and Debt Conversion Costs

        Interest expense increased by $36,852, or 5%, to $789,443 for fiscal 2004 from $752,591 for fiscal 2003. Included in fiscal 2004 interest expense was $123,000 in non-cash interest costs associated with convertible debt. In fiscal 2004, we incurred interest expenses of approximately $294,000 in connection with a factoring arrangement. In addition, we incurred $713,000 in debt conversion costs related to the conversion of $3,026,000 of debt into equity at an average price per share of $0.79 in March 2004. The average conversion price was below the stated conversion price and, as a result, we booked a non-cash debt conversion cost.

Net Loss

        Net loss increased by $1,749,534, or 63%, to $4,545,051 for fiscal 2004 from $2,795,517 for fiscal 2003. This increase in net loss is due primarily to lower gross margins, increase in finance and administration costs, and a one-time, non-cash debt conversion cost, each as discussed above.

Stockholders' Equity

        The combination of fund raising and debt conversion, offset by our losses, over the period contributed to a net improvement in our stockholders equity of $2,881,000, or 49%, from $(5,887,000) in fiscal 2003 to $(3,006,000) in fiscal 2004. In evaluating tangible net worth, however, it should be considered that the anesthesia and analgesia Bethlehem facility is recorded on our books at approximately $355,000, reflecting the fact that the purchase in December 2000 for $1.4 million generated no recorded value on our books for the building and equipment.

Liquidity and Capital Resources

        As of September 30, 2004, we had current assets of approximately $1.8 million, including nominal amounts of cash, and current liabilities of approximately $5.4 million. As of September 30, 2003, we had current assets of approximately $2.2 million, including nominal amounts of cash, and current liabilities of approximately $8.5 million. The net improvement in working capital of approximately $2.7 million is primarily attributed to the conversion of approximately $3 million of short-term demand notes into equity.

        Net cash used by operating activities increased by approximately $1.3 million, or 76%, to approximately $3.0 million for fiscal 2004 from approximately $1.7 million for fiscal 2003. The increase in net cash used by operating activities was attributable primarily to the increase in the net loss from operations of approximately $1.7 million, which was offset by the one-time, non-cash charge for debt conversion costs of approximately $713.0 thousand, and improvements in cash flow on payments of accounts receivable of approximately $970.0 thousand as a result of the utilization of a factoring company.

        Net cash used by investing activities for fiscal 2004 was approximately $299.0 thousand. For fiscal 2003, investing activities provided net cash of approximately $411.5 thousand. The additional use of cash by investing activities for fiscal 2004 was due primarily to purchases of property and equipment and costs associated with patent applications.

        Net cash provided by financing activities increased by approximately $2.0 million, or 156%, to approximately $3.3 million for fiscal 2004 from approximately $1.3 million for fiscal 2003. In fiscal, 2004, we raised approximately $3.6 million through private sales of common stock. We also made payments of approximately $1.2 million on outstanding indebtedness, while borrowing approximately $873.0 thousand under demand notes, including our accounts receivable factoring program, which we instituted in fiscal 2004 that yielded approximately $161.4 thousand. In fiscal 2004, our financing activities consisted primarily of borrowings and repayments under demand notes.

        Subsequent to September 30, 2004, in the three months ended December 31, 2004, we raised net proceeds of approximately $1.2 million through private sales of common stock. In addition, on February 8, 2005, we raised $2.5 million through the private sale of convertible promissory notes and warrants to purchase common stock. The proceeds of those sales have been and will be used to fund ongoing operations.

Critical Accounting Policies And Estimates

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates we used under different assumptions or conditions. We believe the following concentrations and critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make a similar allowance for accounts receivable that we have sold with recourse to a financial institution. Our accounting for doubtful accounts contains uncertainty because management must use its judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy monthly, based on current risks, trends and changes in industry conditions. The allowance for doubtful accounts was approximately $317,000 at December 31, 2004, and approximately $420,000 at September 30, 2004. Although we believe this allowance is sufficient, if the financial condition of our customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact our consolidated financial statements. Concentrations of credit risk can impact this risk considerably. Approximately 56% of our revenues for the quarter ended December 31, 2004, and approximately 72% of our revenues in fiscal 2004 were derived from our customers located in foreign countries where it may be difficult or impossible to commence legal proceedings to collect past due accounts, a situation that would impact collect ability. In addition, for fiscal 2004 six customers comprised 58% of our revenues, a circumstance that increases our collection risks.

        Inventory Valuation

        Inventory is stated at the lower of cost or market using the first-in, first-out accounting method. As a part of the valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. Our accounting for slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. We review our changes in industry conditions. We had established valuation reserves associated with slow-moving inventory of approximately $725,000 at December 31, 2004.

        Property, Equipment and Depreciation

        Depreciation is computed over the estimated useful life of three to five years using the straight-line depreciation method. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

        Patents

        Patent application costs in excess of $1,000 on patents that generate incremental revenue are carried at cost and will begin to be amortized when placed in service. As of December 31, 2004, the carrying value of capitalized patents were approximately $65,000. The patents will be amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual patent is less than its carrying value.

        Income Taxes

        We have recorded deferred tax assets relating to net operating loss carryforwards for United States federal and state tax purposes, tax credit carryforwards and non-deductible reserves, among other items. We recorded a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period the determination was made. At December 31, 2004, we had approximately $10.1 million in gross deferred tax assets, which were fully offset by a valuation allowance.

        Revenue Recognition

        We recognize revenue from product sales when the goods are shipped to the customer and title has been transferred. We do not engage in bill and hold transactions and do not enter into inventory consignment agreements. If we enter into the future sale of licenses, we will classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporation our intellectual property components. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

        Research and Development Costs

        All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

        Stock Based Compensation

        In the past several years we have issued warrants and options to non-employees for services and in connection with obtaining debt. We have recognized significant expense relating to the issuance of these equity instruments. We estimated the fair value of those securities using the Black-Scholes warrant and option pricing model, and expensed the estimated fair value over the service period or through the debt maturity date. The Black-Scholes model uses critical assumptions that significantly affect the estimated fair value of those awards, such as an estimated volatility factor of our common stock and the estimated lives of the awards (which is equal to the maximum contractual term for awards to non-employees). Additionally, as further discussed below under "Recent Accounting Pronouncements," we are required to recognize compensation expense on options issued to employees beginning in 2006, and we expect that we will use similar estimation methods. Changes in the volatility of our common stock and other estimation factors used in the Black-Scholes model can significantly impact the estimated value and resultant compensation cost on similar equity instruments issued in the future.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R revised SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued, and as set forth in EITF Issue No. 96-18, which we already follow.

        SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and to recognize that cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Currently, we use the intrinsic value method for accounting for employee stock options and include a pro forma disclosure, as allowed by SFAS No. 123, for this estimated compensation cost on employee stock options.

        As a small business issuer, we are required to adopt SFAS 123R on January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Because the statement was recently released, we have not yet assessed the potential impact of the adoption of SFAS 123R on our financial position or results of operations.

Item 7. Financial Statements.

CONSOLIDATED

FINANCIAL STATEMENTS

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

DECEMBER 31, 2004

WITH

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	3

Consolidated Financial Statements:

Balance Sheets	4

Statements of Operations	5

Statement of Changes in Stockholders' Deficit	6

Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	6 - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Minrad International, Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheets of Minrad International, Inc. and Subsidiary (Minrad) as of December 31, 2004 and September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the three-month period ended December 31, 2004 and years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Minrad is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Minrad's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minrad as of December 31, 2004 and September 30, 2004 and 2003, and the results of its operations and its cash flows for the three-month period ended December 31, 2004 and years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 23, 2005

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2004	2004	2003

Current assets:
Cash	$2,930	$587	$750
Accounts receivable, net	606,229	529,759	819,446
Inventories, net	1,069,565	1,108,692	1,328,935
Prepaid expenses	472,049	131,181	45,765
Total current assets	2,150,773	1,770,219	2,194,896

Property and equipment:
Machinery and equipment	721,501	721,501	716,973
Computers	128,949	128,949	108,254
Furniture and fixtures	22,641	22,641	10,670
Construction in progress	300,241	255,019	-
	1,173,332	1,128,110	835,897
Less accumulated depreciation	674,126	649,422	509,811
	499,206	478,688	326,086

Other assets	112,798	101,127	55,475

	$2,762,777	$2,350,034	$2,576,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Demand notes payable:
Shareholders and affiliates	$325,000	$226,000	$3,057,860
Other	1,146,125	1,161,467	1,111,398
Accounts payable	2,433,859	1,895,090	1,743,150
Accrued expenses	824,812	644,142	854,970
Due to affiliates	374,740	403,905	423,659
Current portion of long-term debt, including default reclassifications	1,022,309	1,025,483	1,272,362
Total current liabilities	6,126,845	5,356,087	8,463,399

Stockholders' deficit	(3,364,068)	(3,006,053)	(5,886,942)

	$2,762,777	$2,350,034	$2,576,457

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Years Ended
	Ended December 31,	September 30,
	2004	2004	2003

Revenue	$460,276	$4,116,995	$3,514,963

Cost of goods sold	616,391	3,150,479	2,091,983

Gross profit (loss)	(156,115)	966,516	1,422,980

Operating expenses:
Sales and marketing	230,348	736,266	645,805
Research and development	308,670	1,175,570	1,269,842
Finance and administrative	486,970	2,097,288	1,550,259
Total operating expenses	1,025,988	4,009,124	3,465,906

Operating loss	(1,182,103)	(3,042,608)	(2,042,926)

Non-operating expenses:
Interest expense:
Shareholders and affiliates	(130,715)	(316,271)	(503,268)
Other	(67,565)	(473,172)	(249,323)
Debt conversion costs - shareholders	-	(713,000)	-
	(198,280)	(1,502,443)	(752,591)

Net loss	$(1,380,383)	$(4,545,051)	$(2,795,517)

Net loss per share, basic and diluted	$(.06)	$(.25)	$(.21)

Weighted average common shares
outstanding, basic and diluted	23,286,384	17,974,769	13,376,543

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Month Period Ended December 31, 2004 and
the Years Ended September 30, 2004 and 2003

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2002	607,251	$4,858,008	4,860,325	$ 5,267,555	8,687,909	$ 86,879	$ 1,656,644	$ (15,435,511)	$ (3,566,425)
Issuance of series B preferred stock	-	-	950,000	475,000	-	-	-	-	475,000
Conversion of series A preferred stock to common stock	(607,251)	(4,858,008)	-	-	607,251	6,073	4,851,935	-	-
Conversion of series B preferred stock to common stock	-	-	(4,860,325)	(5,267,555)	4,860,325	48,603	5,218,952	-	-
Net loss	-	-	-	-	-	-	-	(2,795,517)	(2,795,517)

Balance at September 30, 2003	-	-	950,000	475,000	14,155,485	141,555	11,727,531	(18,231,028)	(5,886,942)
Sale of common stock, net of offering costs	-	-	-	-	3,211,084	32,111	3,517,936	-	3,550,047
Conversion of debt to equity	-	-	-	-	3,797,533	37,975	2,975,668	-	3,013,643
Debt conversion costs	-	-	-	-	-	-	713,000	-	713,000
Beneficial conversion feature of demand notes payable	-	-	-	-	-	-	123,000	-	123,000
Conversion of series B preferred stock to common stock	-	-	(950,000)	(475,000)	1,140,000	11,400	463,600	-	-
Options exercised	-	-	-	-	15,000	150	26,100	-	26,250
Warrants converted to equity	-	-	-	-	44,794	448	(448)	-	-
Net loss	-	-	-	-	-	-	-	(4,545,051)	(4,545,051)
		-
Balance at September 30, 2004	-	-	-	-	22,363,896	223,639	19,546,387	(22,776,079)	(3,006,053)
Sale of common stock	-	-	-	-	20,000	200	34,800	-	35,000
Value of warrants issued with debt and for services	-	-	-	-	-	-	121,038	-	121,038
Equity acquired in reverse acquisition	-	-	-	-	5,635,257	56,353	809,977	-	866,330
Net loss	-	-	-	-	-	-	-	(1,380,383)	(1,380,383)

Balance at December 31, 2004	-	$ -	-	$ -	28,019,153	$ 280,192	$ 20,512,202	$ (24,156,462)	$ (3,364,068)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December	Years Ended September 30,
	31, 2004	2004	2003
Cash flows from operating activities:
Net loss	$(1,380,383)	$(4,545,051)	$(2,795,517)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	24,704	139,611	146,330
Increase (decrease) in allowance for doubtful accounts	(103,000)	65,000	200,000
Expenses satisfied with equity instruments	121,038	-	-
Debt conversion costs	-	713,000	-
Amortization of note discount	-	123,000	205,218
Decrease in inventory reserve	-	-	(125,000)
(Increase) decrease in assets:
Accounts receivable	26,530	224,687	(748,893)
Inventory	39,127	220,243	891,969
Prepaid expenses	(340,868)	(85,416)	8,700
Increase (decrease) in liabilities:
Accounts payable	534,569	168,432	266,821
Accrued expenses	179,286	(20,994)	250,712
Net cash used by operating activities	(898,997)	(2,997,488)	(1,699,660)

Cash flows from investing activities:
Purchases of property and equipment	(45,222)	(241,233)	(63,476)
Patent costs	(6,402)	(57,805)	-
Proceeds from liquidation of investment	-	-	475,000
Net cash provided (used) by investing activities	(51,624)	(299,038)	411,524

Cash flows from financing activities:
Net decrease (increase) in restricted deposits	(5,269)	12,153	4,798
Repayments from affiliates	(29,165)	(2,333)	(131,677)
Borrowings under demand notes payable	971,500	872,467	2,950,000
Repayments under demand notes payable	(15,928)	(915,342)	(1,517,140)
Principal payments on long-term debt	(3,174)	(246,879)	(17,845)
Issuance of common stock, net of offering costs	35,000	3,550,047	-
Proceeds from options exercised	-	26,250	-
Net cash provided by financing activities	952,964	3,296,363	1,288,136

Net change in cash	2,343	(163)	-

Cash - beginning of period	587	750	750

Cash - end of period	$2,930	$587	$750

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS

        Business Description - Minrad International, Inc. and Subsidiary (the Company) is an acute care company with two product lines: (1) real-time image guidance and (2) anesthesia and analgesia. The Company's products are sold throughout the world, primarily in North America, Europe and Asia. The Company's real-time image guidance products are used in the hospital acute care and operating room market. The Company is in the process of redesigning these products, resulting in minimal revenue during the period ended December 31, 2004 and the years ended September 30, 2004 and 2003. The anesthesia and analgesia business is engaged currently in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. Approximately 98% of the Company' sales revenue for the three-month period ended December 31, 2004 was generated from the sale of inhalation anesthetics (99% and 94% respectively for fiscal 2004 and 2003).

        Merger - On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange (the Agreement) with Technology Acquisition Corporation (TAC), Technology Acquisition Subsidiary, Inc. (AS) and certain majority shareholders of TAC, which was consummated on December 16, 2004. TAC was a relatively inactive public company shell listed for quotation on the Over The Counter Bulletin Board. Under the terms of the Agreement, all outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock. Minrad Inc. was merged with AS, with Minrad Inc. surviving and becoming a wholly owned subsidiary of TAC. TAC's name was changed immediately to Minrad International, Inc. As a result of the transaction, the former stockholders of Minrad Inc. own approximately 80% of the outstanding shares of TAC and have control of the Board of Directors. Accordingly, the transaction will be accounted for in accordance with Securities and Exchange Commission, Staff Accounting Bulletin Topic 2:A:2, whereby Minrad Inc. is deemed to be the accounting acquirer of TAC, followed by a recapitalization. The assets and liabilities of TAC as of the date of acquisition were nominal with the exception to their receivable from Minrad Inc., amounting to $879,557, which is eliminated upon consolidation and equity of $866,330. These assets and liabilities were recorded at their fair value and the 5,635,357 previously outstanding TAC shares were recorded as issued for the net equity of TAC as of December 16, 2004. The operations of the consolidated financial statements will include the activities of TAC, now Minrad International, Inc., starting with the date of the acquisition. The financial statements presented prior to December 16, 2004 reflect the operations of only Minrad Inc.

        On August 25, 2004, the Agreement was amended to permit TAC to sell up to 2.5 million shares of its common stock at a price not less than $1.75 per share, provided that the proceeds from the transaction, net of related expenses, are loaned to Minrad Inc. to finance its operations. As of the date of the consummation of the merger, 585,257 shares had been sold for net proceeds of $921,781. From this, loans amounting to $872,500 had been made to Minrad Inc. from TAC, which eliminate upon consolidation. These loans bear interest at the rate of 6%, originally matured in March 2005, and hold a subordinated collateral interest in the assets of Minrad Inc. On March 15, 2005 an amendment was signed extending the maturity date to June 15, 2005. The sale of these shares included the issuance of warrants (see Note 9).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS (CONTINUED)

        Information on TAC prior to the merger can be found on their last 10K filed with the Securities and Exchange Commission for their year ended March 31, 2004. The consolidated balance sheet of TAC as of December 16, 2004 and its results of operations for the period April 1, 2004 through December 16, 2004 are as follows:

TECHNOLOGY ACQUISITION CORPORATION
Consolidated Balance Sheet
December 16, 2004

ASSETS
Current assets	$880,922

Total assets	$880,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$14,593
Total stockholders' equity	866,329

Total liabilities and stockholders' equity	$880,922

Consolidated Statement of Operations
For the period from April 1, 2004 through December 16, 2004

Revenues	$-
General and administrative expenses	96,511
Operating loss	(96,511)
Other income	7,057

Net loss available to common stockholders	$(89,454)

Basic net loss per share of common stock	$(0.02)

Weighted average number of common shares outstanding	4,582,052

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS (CONTINUED)

        Year End Change - As a result of the merger, the Company adopted the fiscal year end of Minrad Inc., which was September 30th. Subsequently, the Company has decided to change its year end to December 31st. Accordingly, the accompanying financial statements present the transitional period from October 1, 2004 to December 31, 2004. See Note 17 for unaudited financial statements of Minrad Inc. for the comparative three-month period ended December 31, 2003.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounts Receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a monthly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. The allowance for doubtful accounts was $317,000 as of December 31, 2004 ($420,000 and $355,000 as of September 30, 2004 and 2003, respectively).

        Sale of Certain Accounts Receivable - The Company has adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. During the year ended September 30, 2004, the Company established a factoring line with a financial institution (the Purchaser), which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

        Pursuant to the provisions of SFAS 140, the Company reflects the factoring transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 30% of the total accounts receivable invoice sold to the Purchaser, less 5% of the total invoice as a factoring fee. Further, the Purchaser charges the Company late charges of 24% in the event a payment by the Company's customer to the Purchaser is made 30 days past its due date. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts. In connection with the agreement, the Company also has the ability to request advances from the Purchaser against the retained interests. These advances bear interest at the rate of 24%.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            During the period ended December 31, 2004, the Company sold approximately $300,000 ($4.1 million in the fiscal year ended September 2004 and zero in fiscal 2003) of its accounts receivable to the Purchaser under the factoring agreement. As of December 31, 2004, approximately $1.01 million ($1.26 million at September 30, 2004) of these receivables remain outstanding. After deducting estimated fees and advances from the factor, the net receivable from the purchaser amounted to $515,415 at December 31, 2004 ($510,514 at September 30, 2004), and is included in accounts receivable in the accompanying balance sheets. Further, the Company has requested and received an advance from the Purchaser against this retained interest, which amounted to $148,592 as of December 31, 2004 ($161,467 as of September 30, 2004). These amounts have been reflected as a demand note payable as of December 31, 2004 and September 30, 2004 (see Note 6).

            Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable.

        Property and Equipment - Property and equipment are carried at cost. All assets that require a period of time to prepare for their intended use are classified as contracts in progress until placed in service. If material, interest is capitalized during this period. For the period ended December 31, 2004 approximately $17,000 of interest was capitalized. There was no interest capitalized during the years ended September 30, 2004 or 2003. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense amounted to approximately $25,000 for the period ended December 31, 2004 ($140,000 and $146,000 for the years ended September 30, 2004 and 2003, respectively).

        The Company owns land and a manufacturing facility located in Bethlehem, Pennsylvania, acquired in a business combination during the year ended September 30, 2001. The facility, as well as related machinery and equipment, are used in the Company's anesthesia and analgesia business. At the date of acquisition, the fair value of the assets exceeded the consideration paid. Accordingly, in accordance with SFAS 141 "Business Combinations," there was no value assigned to these assets at the date of acquisition and they have a zero recorded value at December 31, 2004 and September 30, 2004 and 2003.

        Patents - Patents and patent acquisition costs are recorded at cost and amortized over their remaining useful life, not to exceed the legal life. There has been no amortization expense relating to these patents during the periods presented since the patents have yet to be issued and the Company has yet to place the related technology in service.

        Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The standard requires the asset and liability method of accounting for income taxes and the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not, as well as future tax obligations attributed to taxable temporary differences.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Revenue Recognition - The Company recognizes revenue from product sales when the goods are shipped to the customer, resulting in the transfer of title and risk of loss.

        Earnings Per Share - The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted number of common shares outstanding (denominator) for the period. Diluted earnings/loss per share assumes the exercise or conversion of all dilutive securities. Diluted loss per share does not differ from basic loss per share for all periods presented due to the net loss and the impact of including potential common shares would be anti-dillutive.

        If the Company had generated earnings during the period ended December 31, 2004, 723,312 common stock equivalent shares would have been added to the weighted averages shares outstanding (none for the years ended September 30, 2004 and 2003). These additional shares represent the assumed conversion of convertible debt and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company's stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

        Research and Development Costs - All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

        Advertising - The Company expenses advertising as incurred. These amounts were not significant for the periods presented.

        Stock Based Compensation - The Company accounts for its stock option plans utilizing the intrinsic value method specified under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company discloses the summary of proforma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the employee options at the grant date (see Recent Accounting Pronouncements below). Stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

        Recent Accounting Pronouncements - Subsequent to December 31, 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision will become effective for the Company commencing January 1, 2006. See Note 10 for the impact of recording the fair value of options granted.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Subsequent to December 31, 2004, the FASB issued SFAS 151, "Inventory Costs". This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. The Company will adopt this new standard January 1, 2005. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

        Accounting Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

        Segment Reporting - In applying the provisions of SFAS 131 "Segment Reporting", management has determined that the Company is organized, managed and internally reported as one business segment (see Note 16).

        Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

        Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

        Reclassifications - Certain amounts included in the year ended September 30, 2004 and 2003 financial statements have been reclassified to conform with the December 31, 2004 presentation.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - CONTINUING OPERATIONS

        The Company has incurred substantial operating losses since inception. At December 31, 2004, the Company had a working capital deficit of approximately $4.0 million and a stockholders' deficit of approximately $3.4 million. The Company expects to and has devoted substantial capital resources for research and development of new products and for expanding its operations through internal growth and strategic acquisitions as in the past. The Company anticipates that the introduction of a new-FDA approved inhalation anesthetic and the Company's second-generation real-time image guidance system in fiscal 2005 will have a positive impact on revenue growth and cash flows in 2005 and beyond.

        The Company's business plan anticipates such activities described above will be funded from the issuance of additional equity or debt securities. There can be no assurance that such additional financing, if necessary, will be available on terms acceptable to the Company or at all. Failure to raise the funds necessary to finance future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect operations in future periods. The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

        See Note 18 for details related to $2.5 million in convertible promissory notes that were issued in February 2005.

NOTE 4. - INVENTORIES

        Inventories consist of the following at:
	December 31,	September 30,
	2004	2004	2003

Raw materials	$383,355	$456,119	$460,312
Work-in-progress	466,421	365,981	522,610
Finished goods	944,789	1,011,592	1,071,013
	1,794,565	1,833,692	2,053,935

Less reserve for slow moving and obsolete inventory	725,000	725,000	725,000

	$1,069,565	$1,108,692	$1,328,935

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - OTHER ASSETS

        Other assets consist of the following at:

December 31,	September 30,
2004	2004	2003

Patent applications	$64,207	$57,805	$-
Restricted deposits (A)	48,591	43,322	55,475

	$112,798	$101,127	$55,475

        (A) In connection with the Bayview promissory note (see Note 7) the Company was required to maintain two restricted deposit accounts. Under the holdback agreement, the lender retained $68,182 of the original proceeds as a reserve to ensure payment of monthly loan payments. This balance less amounts applied against principal and interest payments amounted to $35,417 at December 31, 2004 ($35,417 and $54,530 at September 30, 2004 and 2003, respectively). In addition, the Company is also required to maintain a restricted deposit account for the payment of taxes that amounted to $13,174 at December 31, 2004 ($7,905 and $945 at September 30, 2004 and 2003, respectively).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE
	December 31,	September 30,
	2004	2004	2003

Wachovia Bank, N.A. - a demand note with interest payable monthly at 1.25% above the Lender's monthly LIBOR Index rate (2.28% at December 31, 2004). The note is secured by all assets of the Company and is guaranteed by Kevin Kimberlin Partners L.P. (KKP). Kevin Kimberlin is an officer of Spencer Trask Specialty Group. As consideration for this guarantee, the Company issued warrants to KKP to purchase 2,500,000 million shares of common stock, of which, 1,000,000 shares were granted in August 2001 and 1,500,000 were granted in December 2001. The warrants are exercisable for $1 per share, vested immediately and expire December 2008. An agreement was entered into to extend the KKP guarantee. This agreement calls for an additional grant of 50,000 common stock warrants at the beginning of each month that the debt is not repaid, beginning in October 2004. The warrants entitle KKP to purchase shares of common stock at $ 0.75 per share and will expire on varying dates through February 28, 2010. During the period ended December 31, 2004, 150,000 warrants were issued under this agreement. These warrants were valued utilizing the Black-Scholes pricing model, resulting in $116,888 being recorded and included in interest expense for the three months ended December 31, 2004. As of the date of this report, the debt continued to remain outstanding, resulting in the grant of an additional 150,000 warrants subsequent to December 31, 2004.	$ 997,533	$ 1,000,000	$ 1,000,000

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)
	December 31,	September 30,
	2004	2004	2003
Stockholder loans - $325,000 was advanced to the Company through unsecured notes from various stockholders bearing interest at a rate of 6.0%. There were no repayment terms. In connection with these unsecured agreements, the Company granted the shareholders options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.95 per share. These options vest on January 1, 2006 and expire on December 31, 2010. The value of these detachable options, recorded as interest expense, amounted to $4,150 during the period ended December 31, 2004. Subsequent to December 31, 2004 the entire balance was repaid.	325,000	-	-

Advance payable - factor, bearing interest at 24% (see Note 2).	148,592	161,467	-

Technology Acquisition Corp. - In connection with the Company's merger with TAC, as of September 30, 2004 TAC has loaned the Company $226,000 under short term notes that bear interest at 6% and are payable in March of 2005. These loans eliminate upon consolidation effective December 16, 2004 (see Note 1).	-	226,000	-

Spencer Trask Specialty Group, LLC (STSG) - A $750,000 convertible promissory note, which accrued interest at a rate of 8.0%. Total principal and interest was due in March 2004. STSG had the election to convert the note into a series of preferred stock to be created with terms acceptable to STSG. During the year ended September 30, 2004, $457,482 of this note was repaid. The remaining $292,518 was sold by STSG to a third party, who converted the amount into 390,024 shares of common stock at a rate of $.75 per share.	-	-	750,000

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)
	December 31,	September 30,
	2004	2004	2003
STSG - A $75,000 convertible promissory note, which accrued interest at a rate of 10.0%. Total principal and interest was due in May 2003. STSG had the election to convert the note into Series B Preferred Stock at a conversion rate of $1.15 per share. In connection with this note agreement, the Company granted STSG warrants to purchase 6,522 shares of common stock at an exercise price of $1.15 per share. These warrants vested immediately and expire in March 2009. The value of the detachable warrants, recorded as a note discount and interest expense, amounted to $1,216 during the year ended September 30, 2003 (B). The value of the beneficial conversion feature of the note amounted to $1,216, resulting in additional interest expense (C). As of September 30, 2003 the outstanding amount was past due. During the year ended September 30, 2004, the entire note was repaid, prior to conversion.	-	-	75,000

STSG - A $250,000 convertible promissory note, which accrued interest at a rate of 10.0%. Total principal and interest was due on March 2003. The outstanding principal was convertible into Series B preferred stock at a conversion rate of $1.15 per share. In connection with this note agreement, the Company granted STSG warrants to purchase 21,739 shares of common stock at an exercise price of $1.15 per share. These warrants vested immediately and expire in March 2009. The value of the detachable warrants, recorded as a note discount, amounted to $4,054, resulting in interest expense of $3,604 during the year ended September 30, 2003. (B). The value of the beneficial conversion feature of the note amounted to $4,054, resulting in additional interest expense. (C). As of September 30, 2003, the outstanding amount was past due. During the year ended September 30, 2004, the entire note was repaid, prior to conversion.	-	-	250,000

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)
	December 31,	September 30,
	2004	2004	2003
STSG - A $500,000 convertible promissory note, which accrued interest at a rate of 10.0%. Total principal and interest was due on March 2003. The outstanding principal was convertible into Series B preferred stock at a conversion rate of $1.15 per share. In connection with this note agreement, the Company granted STSG warrants to purchase 434,783 shares of common stock at an exercise price of $1.15 per share. These warrants vested immediately and expire in March 2009. The value of the detachable warrants, recorded as a note discount, amounted to $95,429, resulting in interest expense of $56,197 during the year ended September 30, 2003. (B). The value of the beneficial conversion feature of the note amounted to $95,429, resulting in additional interest expense. (C). As of September 30, 2003, the outstanding amount was past due. During the year ended September 30, 2004, the entire note was repaid, prior to conversion.	-	-	57,860

New England Partners Capital, LP (NEP) - A $75,000 promissory note which accrued interest at a rate of 8%. Principal and interest was due on demand. During the year ended September 30, 2004, the entire note was repaid.	-	-	75,000

NEP - A $750,000 convertible promissory note, which accrued interest at a rate of 8.0%. Total principal and interest was due in March 2004. NEP had the election to convert the note into a series of preferred to be created which is acceptable to NEP. During the year ended September 30, 2004, the note, as well as accrued interest of $57,611, was converted into 1,076,814 shares of common stock at a rate of $.75 per share.	-	-	750,000

NEP - A $800,000 convertible promissory note, which accrued interest at a rate of 8.0%. Total principal and interest was due on demand. NEP had the election to convert the note into Series B Preferred Stock at a conversion rate of $1.50 per share. During the year ended September 30, 2004, the note, as well as accrued interest of $83,463, was converted into 911,285 shares of common stock at a rate of $1.00 per share ($.75 per share for accrued interest).	-	-	800,000

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)
	December 31,	September 30,
	2004	2004	2003
Lincoln Associates, LLC - A $200,000 demand note to a subsidiary of a stockholder, with interest payable monthly at 8% per annum. In connection with this note payable, the Company issued warrants to purchase common shares equal to $200,000 at a per share price equal to the first private or public offering of the Company's common stock subsequent to the grant of the warrants. The warrants vested immediately and expired in May 2004 unexercised. (A) During the year ended September 30, 2004, the note, as well as accrued interest of $18,762 as of March 15, 2004, was converted into 291,683 shares of common stock at a rate of $.75 per share.	-	-	200,000

Donald F. Farley (Farley) - A $100,000 convertible promissory note, which accrued interest at a rate of 10.0%. Total principal and interest was due in December 2003. Farley had the election to convert the note into a series of preferred to be created which is acceptable to Farley. Farley is an officer of STSG and is on the board of directors of the Company. During the year ended September 30, 2004, the note, as well as accrued interest of $10,000 as of March 15, 2004, was converted into 146,667 shares of common stock at a rate of $.75 per share.	-	-	100,000

Other individuals - An aggregate of $111,398 non-interest bearing convertible promissory notes due in December 2002. During the year ended September 30, 2004, the notes were converted into 89,118 shares of common stock at a rate of $1.25 per share.	-	-	111,398

	$ 1,471,125	$ 1,387,467	$ 4,169,258

        (A) Management has valued the common stock warrants at their date of grant utilizing the Black Scholes pricing model. In arriving at their fair market value at the date of grant, the Company considered, among other things, historic equity transactions for all classes of its stock, the liquidity of the common stock, volatility and the liquidation preference of the Series A and B preferred shares. As a result of this analysis, the assumed value of the underlying common stock at the date of grant was substantially less than its exercise price, resulting in no value being assigned to the common stock warrants.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)

        (B) A portion of the proceeds from the issuance of the note has been allocated to the detachable warrants and has been classified as a note discount and additional paid-in capital. Management determined the value of the warrants and note discount utilizing the Black Scholes pricing model. The assumed fair value of the underlying Series B Preferred Stock used in the model was determined to be the par value of $1.15, based on past transactions involving this series of stock. The note discount was classified as a reduction of the note amount in the balance sheet and amortized into income over the term of the note as additional interest expense.

        (C) Based on the reduction of the note-carrying amount as a result of the detachable warrant note discount, the effective conversion rate per share of the notes results in a beneficial conversion feature. The value of this beneficial conversion feature is determined at issuance by comparing the effective conversion price to the fair value of the underlying stock, multiplied by the number of shares into which the debt is convertible. The portion of the proceeds attributed to the beneficial conversion feature is allocated to paid in capital with a corresponding charge to interest expense.

NOTE 7. - LONG-TERM DEBT

        Long-term debt consists of the following at:
	December 31,	September 30,
	2004	2004	2003
Buffalo and Erie County Regional Development Corporation (RDC) - A $300,000 seven-year term loan payable in monthly installments of $3,571 plus interest at 8% through March 2006. Additional annual mandatory principal payments are required in the event the Company generates net income, as defined by the agreement. The loan is collateralized by substantially all assets. As of December 31, 2004 and September 30, 2004 and 2003, the Company was in violation of certain provisions of this agreement, which have not been waived. As a result, the lender has the right and has demanded payment in full. Accordingly, the entire balance has been classified as current.	$ 214,160	$ 214,160	$ 221,429

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - LONG-TERM DEBT (CONTINUED)

	December 31,	September 30,
	2004	2004	2003

Bayview Loan Servicing - A $875,000 promissory note, secured by a mortgage on certain property. The loan is payable in monthly installments of $11,360, including interest at the rate of 13.5% through November 2016. As of December 31, 2004, and September 30, 2004 and 2003 the Company was delinquent with respect to certain payments, resulting in a default, as defined by the agreement. Accordingly, the entire balance has been classified as current. Subsequent to December 31, 2004, the Company became current on these payments.	808,149	811,323	841,198

Buffalo Economic Renaissance Corporation (BERC) - A seven-year term loan with interest payable at a rate of 8.25% per annum (14% from the time of default - April 1, 2002). Monthly principal and interest payments of $4,713 begin when certain criteria are met. The note was collateralized by substantially all corporate assets. As of September 30, 2003, the Company was in violation of certain provisions of this agreement, including failure to make timely payments, which have not been waived. As a result, the lender demanded payment in full. Accordingly, the entire balance had been classified as current. During the year ended September 30, 2004, a settlement was reached and all outstanding principal and interest, including legal fees of approximately $81,000, were repaid.	-	-	209,735
	1,022,309	1,025,483	1,272,362
Less current maturities, including default reclassifications.	1,022,309	1,025,483	1,272,362

	$-	$-	$-

        Scheduled aggregate maturities required on long-term debt are as follows:
2005	$244,459
2006	33,508
2007	38,322
2008	43,828
2009	50,125
Thereafter	612,067

$1,022,309

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - INCOME TAXES

        The deferred tax asset consists of the following components:
	December 31,	September 30,
	2004	2004	2003

Federal net operating loss carryforward	$9,130,000	$8,596,000	$7,132,000
Research and development credit carryforward	252,000	238,000	207,000
Non-deductible reserves	416,800	458,000	432,000
Unrealized loss on investments	240,000	240,000	240,000
Other temporary differences	94,000	83,000	100,000
	10,132,800	9,615,000	8,111,000

Valuation allowance	(10,132,800)	(9,615,000)	(8,111,000)

Net deferred tax asset	$-	$-	$-

        At December 31, 2004, the Company has operating loss carryforwards (NOL's) of approximately $22,823,000 ($21,500,000 and $17,830,000 at September 30, 2004 and 2003 respectively) and research and development tax credits of approximately $252,000 ($238,000 and $207,000 at September 30, 2004 and 2003, respectively) which begin to expire in the year 2011 through 2024. The utilization of the operating loss and tax credit carry forwards may be limited as a result of ownership changes which have occurred. Due to the uncertainty as to the Company's ability to generate sufficient taxable income in the future to utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax assets to zero.

        The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:
	December 31,	September 30,
	2004	2004	2003

Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal benefit	(6)	(6)	(6)
Nondeductible debt inducement costs and guarantee fee	3	6	-
Change in valuation reserves	37	34	40
Effective tax rate	- %	- %	- %

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY

        The number of shares authorized for all classes of stock are as follows:
	December 31,	September 30,
	2004	2004	2003

Common, $.01 par value	100,000,000	100,000,000	30,000,000
Preferred, $0.25 par value	5,000,000	-	-
Series B Convertible Preferred	-	-	1,800,000
Series C Convertible Preferred	-	-	7,440,000

Total	105,000,000	100,000,000	39,240,000

        Preferred Stock - Minrad International, Inc. has 5,000,000 shares of preferred stock, each with a $0.25 par value. Pursuant to the Nevada Articles of Incorporation, the board of directors is authorized to fix and determine in a resolution the classes, series and numbers of each class or series. None of the preferred shares have been issued.

        Series B Convertible Preferred Stock - Minrad Inc. Series B Convertible Preferred Stock had a par value of $1.50 per share and was convertible at the option of the holder into common stock at a conversion price of $1.50 per share. The conversion ratio may be adjusted in the event Minrad Inc. issues common stock without consideration or for consideration less than $1.50 per share. Conversion may occur at any time at the option of the holder or is automatic upon completion by Minrad Inc. of an initial public offering of the Company's common stock with gross proceeds of at least $15,000,000 at a price of $4.50 per share. Series B Convertible Preferred Stock will be entitled to receive, when, and if declared by the Board of Directors, non-cumulative dividends at the rate of 8% of $1.50 ("Series B Liquidation Preference") per share before any dividends are declared or paid or set aside for payment on the common stock for that fiscal year. Series B Convertible Preferred Stock had full voting rights and powers and shall be entitled to one vote for each share of common stock to which the shares are convertible into. Effective with the amendment to Minrad Inc.'s articles of incorporation during the year ended September 30, 2004, Series B shares are no longer authorized for issuance of Minrad Inc. and all outstanding Series B convertible preferred stock were converted into common stock.

        Series C Convertible Preferred Stock - Minrad Inc. Series C Convertible Preferred Stock had a par value of $.01 per share and is convertible at the option of the holder into common stock at a conversion price of $1.50. The conversion ratio maybe adjusted in the event Minrad Inc. issues common stock without consideration or for consideration less than $1.50 per share. Conversion may occur at any time at the option of the holder or is automatic upon completion by Minrad Inc. of an initial public offering of the Company's common stock with gross proceeds of at least $15,000,000 at a price of $4.50 per share. Series C Convertible Preferred Stock is not entitled to receive dividend payments. Series C Convertible Preferred Stock has full voting rights and powers and shall be entitled to one vote for each share of common stock to which the shares are convertible into. No Series C Preferred Stock have been issued. Effective with the amendment to Minrad Inc.'s articles of incorporation, during the year ended September 30, 2004, Series C shares are no longer authorized for issuance and all outstanding Series C convertible preferred stock were converted into common stock.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY (CONTINUED)

        Stock Transactions - Period Ended December 31, 2004: The Company issued 5,635,257 shares of common stock in connection with the reverse merger on December 16, 2004 (see Note 1). Also, the Company raised $35,000 through the issuance of 20,000 shares of common stock in connection with a private placement to one of its employees for $1.75 per share. There were no related expenses.

        Stock Transactions - Year Ended September 30 2004: The Company raised approximately $4,012,500 through the issuance of 3,211,084 shares of common stock in connection with a private placement for $1.25 per share. Related expenses amounted to $462,500, resulting in net proceeds of $3,550,047. In connection with this private placement the Company granted 320,108 common stock warrants with an exercise price of $1.25. A portion of the proceeds, amounting to $67,370, was allocated to these warrants.

        The Company converted various demand notes payable outstanding as of September 30, 2003 (see Note 6) aggregating $2,253,916 and accrued interest of $173,547 into 2,910,538 shares of common stock. The holders of certain of these notes were offered conversion terms that resulted in the issuance of shares of common stock in excess of the amount stated in the original agreement, as well as 475,000 warrants to purchase common stock. These warrants have an exercise price of $1 per share and expire in December 2007. Accordingly, the conversion was considered to be induced by the Company, resulting in the fair value of the shares issued in excess of the original terms being recorded as a debt conversion cost in the statement of operations. This induced conversion cost amounted to $713,000.

NOTE 9. - EQUITY (CONTINUED)

        The Company issued additional convertible demand notes payable to STSG, NEP, and another lender aggregating $485,000. These notes accrued interest at the rate of 8%. There was a beneficial conversion feature included in $185,000 of these notes as a result of a conversion price that was less than the fair value of the Company's common stock. The beneficial conversion feature amounted to $123,000, calculated as the fair value of the excess shares to be issued as a result of the beneficial conversion feature. This amount has been recorded as interest expense in the accompanying statement of operations. All notes were subsequently converted, along with accrued interest of $16,287, into 668,383 shares of common stock.

        The Company converted certain vendor accounts payable, accrued expenses and related party advances, aggregating $84,893, into 67,915 shares of common stock.

        The Series B preferred shareholders converted the 950,000 shares outstanding into 1,140,000 common shares.

        The Company offered all warrant holders one share of common stock in exchange for the retirement of three common stock warrants. As a result of this offer, 44,794 shares of common stock were issued.

        Stock Transactions - Year Ended September 30, 2003: 950,000 Series B Convertible Preferred shares were issued to NEP (see Note 6) in exchange for NEP's investment in Theracardia, Inc., valued at $475,000. Theracardia, Inc. was dissolved in fiscal 2003 resulting in cash proceeds of approximately $460,000 and a loss of $15,000.

        All outstanding Series A Preferred and all but 950,000 Series B Preferred were converted into common stock on a one-to-one basis. This transaction was done in connection with the issuance of the NEP promissory notes (see Note 6).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY (CONTINUED)

        Stock Warrants - The following is a summary of the warrant activity:
	Number	Weighted
	of Warrants	Average
	Outstanding	Exercise Price

Outstanding at September 30, 2002 and 2003	4,017,295	$1.07
Granted - Year Ended September 30, 2004	795,108	$1.10
Forfeited/converted to common stock - 2004	(177,708)	$1.41

Outstanding at September 30, 2004	4,634,695	$1.06
Granted - 10/01/04 - 12/31/04	208,526	$1.03

Outstanding at December 31, 2004	4,843,221	$1.06

        The warrants have exercise prices ranging from $.75 to $1.75. All are exercisable as of December 31, 2004 and the years ended September 30, 2004 and 2003. In connection with the pre-merger sale of TAC stock (see Note 1), investment warrants were issued to Cagan McAfee Capital Partners and Associates (CMCP) in accordance with an agreement dated December 31, 2003. Minrad Inc. granted CMCP investment warrants of 10% of the number of shares sold in any equity funding. During the period ended December 31, 2004 there were a total of 58,526 warrants to CMCP included in the total above.

NOTE 10. - STOCK OPTIONS

        The Company has adopted an incentive stock option plan, which authorizes the grant of up to 7,170,500 options to officers and other employees. Grants under this plan made at an exercise price of not less than 110% of the market value on the date of grant. The options may be exercised in specified increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTIONS (CONTINUED)

        A summary of the status of options granted under the incentive stock option plan is presented below:
	Number of Shares Subject to Options	Weighted Average Exercise Price

Outstanding as of September 30, 2002	545,750	$1.87
Granted in fiscal 2003	190,000	$1.65
Forfeited in fiscal 2003	(65,000)	$1.70

Outstanding as of September 30, 2003	670,750	$1.82
Granted in fiscal 2004	1,876,750	$1.42
Forfeited in fiscal 2004	(279,750)	$1.98
Exercised in fiscal 2004	(15,000)	$1.75

Outstanding as of September 30, 2004	2,252,750	$1.47
Granted to employees 10/1-12/31/04	71,667	$1.95
Granted to non-employees 10/1-12/31/04	60,000	$1.95
Forfeited in period 10/1-12/31/04	(23,500)	$1.73
Exercised in period 10/1-12/31/04	-	$-

Outstanding as of December 31, 2004	2,360,917	$1.50

Exercisable as of December 31, 2004	527,470	$1.60

        Options outstanding as of December 31, 2004 had exercise prices ranging from $1.40 to $2.40. The weighted average remaining contractual life of the options outstanding was 5.7 as of December 31, 2004 (5.5 and 1.7 years as of September 30, 2004 and 2003, respectively).

        The Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been charged to earnings for options granted to employees for the period ended December 31, 2004 and the years ended September 30, 2004 or 2003 since all such options have an exercise price greater than the market value on the date of grant. During the period ended December 31, 2004 a total of 60,000 options at a value of $4,150 were granted to non-employees at an exercise price of $1.95, which all have an exercise price greater than the market value at the date of grant.

        The weighted average fair value of the options granted to employees during the period ended December 31, 2004 was $.14 per share ($.12 per share during the year ended September 30, 2004.)

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss would have increased as follows. Proforma earnings per share does not change from the amounts reported as a result of fair value compensation.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTIONS (CONTINUED)
	Three -Month Period Ended December 31,	Year Ended September 30,
	2004	2004	2003
Net loss-as reported (000's)	$(1,380)	$(4,545)	$(2,796)

Total stock based employee compensation expense determined under fair value method for all awards (000s)	(28)	(47)	-

Net loss- pro forma (000's)	$(1,408)	$(4,592)	$(2,796)

        Management has valued the options at their date of grant utilizing the Black Scholes pricing model. The assumed value of the underlying common stock for the year ended September 30, 2003 was not significant in relation to the exercise price, resulting in no value being assigned to the options. The following weighted-average assumptions were utilized in the fair value calculations:

	December 31,	September 30,
	2004	2004
Expected dividend yield	0%	0%
Expected stock price volatility	0%	0%
Risk-free interest rate	3.96%	4.02%
Expected life of options	6.0 years	6.5 years

NOTE 11. - RELATED PARTY TRANSACTIONS

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

        Minrad is indebted to Biosight, Inc., a healthcare consulting firm currently inactive, and Biovision, Inc., a medical products firm also currently inactive. Stockholders of the Company are also stockholders in these companies and Kevin Kimberlin Partners, L.P. The amounts outstanding are unsecured.

        Due to affiliates is comprised of the following:

	December 31,	September 30,
	2004	2004	2003
Biosight, Inc.	$187,809	$222,309	$248,545
Biovision, Inc.	88,600	85,981	77,965
Employee advances and notes	73,774	76,512	92,890
Kevin Kimberlin Partners LP	24,557	19,103	4,259

	$374,740	$403,905	$423,659

        In addition, interest expense on debt owed to stockholders and affiliates of the Company (STSG, NEP, Farley, Lincoln Associates - see Note 6) amounted to approximately $131,000 for the period ended December 31, 2004 ($316,000 and $503,000 for the years ended September 30, 2004 and 2003, respectively). Debt conversion costs of $713,000 for the year ended September 30, 2004 were also attributed to the stockholders.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - MAJOR CUSTOMERS

        Revenue for the period ended December 31, 2004 and years ended September 30, 2004 and 2003 included sales to the following major customers (which each individually accounted for 10% or more of the total net sales of the Company during any one period or more) as follows.

	Three-Month Period Ended December 31, 2004		Year Ended September 30, 2004		Year Ended September 30, 2003
Customer	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
A	$91,464	20%	$403,750	10%	$-	-%
B	87,000	19	539,600	13	279,000	8
C	50,000	11	255,875	6	136,900	4
D	35,633	8	402,170	10	464,995	13
E	-	-	442,498	11	212,670	6
F	-	-	329,287	8	484,891	14

	$264,097	58%	$2,373,180	58%	$1,578,456	45%

NOTE 13. - RETIREMENT PLAN

        The Company has a 401(k) plan providing retirement benefits for its employees. All employees who complete six months of service and are twenty-one years of age are eligible to participate in the plan. The Company may elect to make discretionary contributions. Retirement plan expense amounted to approximately $12,000 for the period ended December 31, 2004 ($39,000 and $81,000 for the years ended September 30, 2004 and 2003, respectively).

NOTE 14. - COMMITMENTS AND CONTINGENCIES

        The Company has a license agreement with the Research Foundation of the State University of New York at Buffalo (the Foundation), which requires the Company to pay the Foundation a royalty equal to 1% of the net revenue generated from sales of the DRTS platform until such time as the Company transacts a public offering or is acquired by a third party. There were no sales of the platform during the three-month period ended December 31, 2004 and the year ended September 30, 2004 ($29,000, for the year ended September 30, 2003).

        The Company currently rents office and warehouse space under a lease agreement which expires in December 2006 and calls for monthly rental payments of $16,165 per month over the term of the lease. The Company is also responsible for their proportional share of various shared costs of the landlord, which include taxes, utilities and operating expenses. Rental expense under the term of this lease agreement amounted to approximately $48,000 for the three-month period ended December 31, 2004 ($248,000 and $231,000 for the years ended September 30, 2004 and 2003, respectively).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum lease commitments are estimated as follows for the years ended December 31:

2005	$194,000
2006	194,000

$388,000

        Various claims and actions against the Company considered normal to the Company's business, have been asserted and are pending against the Company. Management believes that the resolution of such claims and actions should not have any material adverse effect on the results of operations or the financial position of the Company.

        On February 16, 2003, a winter snowstorm shut down the Company's Pennsylvania manufacturing plant for a period of weeks, and limited subsequent production until mid-July 2003. A business interruption claim was filed against the insurance carrier. An initial payment of $500,000 was received in August 2003, which was recorded as a reduction to cost of sales in fiscal 2003. The remaining claim is pending and the ultimate results are undeterminable at this time.

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest amounted to $70,380 for the three-month period ended December 31, 2004 ($729,217 and $378,943 for the years ended September 30, 2004 and 2003, respectively). There was no cash paid for income taxes during the three-month period ended December 31, 2004 and the years ended September 30, 2004 and 2003.
	Three-Month Period Ended December 31,	Years Ended September 30,
	2004	2004	2003
Noncash investing and finance activities:
Conversion of demand notes and accrued interest into common stock	$-	$2,928,750	$-

Conversion of employee advances into common stock	$-	$17,421	$-

Conversion of accounts payable into common stock	$-	$67,472	$-

Series A and B preferred stock converted to common	$-	$475,000	$10,125,563

Equipment acquired by the assumption of current liabilities	$-	$50,980	$-

Investment received in exchange for Series B preferred stock	$-	$-	$475,000

Note discount for value of detachable warrants granted with demand note	$-	$-	$225,476

Beneficial conversion feature of demand demand notes	$-	$-	$225,476

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. - BUSINESS SEGMENT INFORMATION

        The Company operates its business in one reportable segment. The Company has two product lines as follows:

•	Anesthesia and Analgesia - We currently manufacture and sell two halogenated inhalation anesthetics, Isoflurane and Enflurane.

•	Real-Time Image Guidance - As of December 31, 2004, this product line of the Company is still in the engineering and development stage with the product launch scheduled for 2005.

        Currently, the Company does not separately manage these product lines due to the development stage and minor size of the of the Real-Time Image Guidance segment. There are no intersegment transactions.

	Three-Month Period Ended December 31,	Years Ended September 30
	2004	2004	2003
Revenues by geographic area (000's):
North America	$201	$1,155	$909
International	259	2,962	2,606

Total revenues	$460	$4,117	$3,515

        All of the Company's assets are physically located in the United States.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. - UNAUDITED COMPARATIVE FINANCIAL STATEMENTS

        Following is the unaudited condensed financial statements of Minrad Inc. as of and for the three month period ended December 31, 2003.
Balance Sheet December 31, 2003 UNAUDITED

ASSETS

Current Assets	$1,783,979
Net property and equipment	373,395
Other assets	414,326

Total assets	$2,571,700

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities	$9,607,846
Stockholder's deficit	(7,036,146)

Total liabilities & stockholder's deficit	$2,571,700

Statement of Operations For the Period Ended December 31, 2003 UNAUDITED

Revenue	$1,049,362
Cost of goods sold	905,856
Gross profit	143,506

Operating expenses	1,016,229
Operating loss	(872,723)
Interest expense	276,481

Net loss	$(1,149,204)

MINRAD INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. - UNAUDITED COMPARATIVE FINANCIAL STATEMENTS (CONTINUED)
Statement of Cash Flows For the Period Ended December 31, 2003 UNAUDITED

Cash flows from operating activities:
Net loss	$(1,149,204)
Adjustments to reconcile net loss to net cash used by operating activities:	875,200
Net cash used by operating activities	(274,004)

Net cash used by investing activities	(434,810)

Net cash provided by financing activities	784,682

Net change in cash	75,868

Cash - beginning of period	750

Cash - end of year	76,618

NOTE 18. - SUBSEQUENT EVENTS

        In February 2005, the Company obtained financing for $2.5 million, which includes (1) convertible promissory notes with an aggregate principal amount of $2.5 million and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the Company common stock at $1.75. The convertible promissory notes mature on October 7, 2005, but are subject to prepayment at the option of either the Company or the holders commencing seven business days after the Company has received $5 million or more of gross proceeds from sales of equity securities subsequent to January 1, 2005. Contingent on the receipts of not less than $5 million of gross proceeds from sales of equity securities by the Company subsequent to January 1, 2005, the holders may convert all or any portion of the convertible promissory notes, including any accrued interest thereon, at anytime or from time to time, into common stock at $1.75 per share. The convertible promissory notes will bear interest at a rate of 6% per annum payable at maturity, and will be secured by a second mortgage on the Company's production facility in Bethlehem, Pennsylvania.

        In 2005, 321,714 shares of the Company's stock were sold with net proceeds of $506,700. The Company granted 32,171 warrants in connection with this sale. These warrants vest immediately, expire after seven years and are exercisable for $1.75 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        On December 16, 2004, our Board of Directors determined that upon completion of our merger with Minrad Inc., we would change our certifying accountant and auditor to Minrad Inc.'s auditor, Freed Maxick & Battaglia, CPAs, PC ("Freed") of Buffalo, New York.  On December 20, 2004, we orally notified and dismissed our prior auditor, Clancy and Co., P.L.L.C. ("Clancy and Co.") of Phoenix, Arizona. Minrad Inc. previously engaged Freed on January 21, 2004 to audit its financial statements for the fiscal years ended September 30, 2002, 2003, and 2004.

        The reports of Clancy and Co. on our financial statements for each of the fiscal years ended March 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

        Neither we nor anyone on our behalf consulted with Freed during our two most recent fiscal years ended March 31, 2003 or 2004 or during the subsequent interim period through December 16, 2004 preceding the dismissal of Clancy and Co., with respect to any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

        None of the reportable events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred with respect to our two most recent fiscal years ended March 31, 2003 and 2004 or the subsequent interim period through December 16, 2004 preceding the dismissal of Clancy and Co.

        At no time during our two most recent fiscal years ended March 31, 2003 and 2004, or during the subsequent interim period through December 16, 2004, were there any disagreements with Clancy and Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clancy and Co. would have caused Clancy and Co. to make reference to the subject matter of the disagreements in its reports on the our financial statements.

        We provided Clancy and Co. with a copy of our Form 8-K/A-1 announcing our change in certifying accountant prior to filing it with the SEC on January 19, 2004 and requested a response thereto from Clancy and Co.  A copy of the letter from Clancy and Co. stating its agreement with the statements in Item 4.01 thereof was filed as Exhibit 16.1 to that Form 8-K/A-1.

Item 8A. Controls and Procedures.

       Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

        Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On March 29, 2005, American Stock Transfer and Trust Company, with an address of 59 Maiden Lane, New York, New York 10058, Tel. (718) 921-8200), became the Transfer Agent for our common stock.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

        The following table identifies our directors and executive officers as of March 15, 2005.

Name	Age	Position
William H. Burns, Jr. (2)	55	Chairman of the Board and Chief Executive Officer
William L. Bednarski	50	Executive Vice President and Chief Operating Officer
John McNeirney	72	Senior Vice President and Chief Technology Officer
Kirk Kamsler	54	Senior Vice President of Commercial Development
Richard Tamulski	57	Vice President of Finance
David DiGiacinto (2)	50	Director
David Donaldson (1)	60	Director
Donald Farley (3)	62	Director
Duane Hopper (1) (2)	58	Director
Robert Lifeso (1) (3)	60	Director
John Rousseau (3) _______________________	61	Director
(1) Audit Committee member
(2) Compensation Committee member
(3) Corporate Governance Committee member

        William H. Burns, Jr. has served as Chairman and Chief Executive Officer of Minrad Inc. since its inception in 1994. Prior to founding Minrad Inc., Mr. Burns was President and Chief Executive Officer of Matrx Medical from 1988 to 1994. Prior to that, he spent 13 years with the BOC Group in progressive management positions including Vice President of Marketing of Anaquest, the developers of inhalation technology. He is a two-time recipient of the Industry/University Technology Discovery Award. He earned a BBA at St. Norbert College and an MBA at Marquette University.

        William L. Bednarski became our Executive Vice President and Chief Operating Officer on February 16, 2005. Prior to joining us, Mr. Bednarski worked for Nellcor, Inc., a manufacturer of oximetry and critical care products and related medical monitoring that is a division of Tyco International, Inc., since 1993, most recently as its Vice President of OEM and Licensing Technology, since 2001. From 1989 to 1993, Mr. Bednarski was Director of Business Development at the Ohmeda Monitoring Group of BOC, Inc. Prior to entering the medical device industry, Mr. Bednarski spent nine years in financial management positions beginning as a Financial Analyst at Ford Motor Company and serving as Controller of a division of Otis Elevator Corporation and of Alpha Wire Corporation. Mr. Bednarski has a BA from Harvard University and has an MBA in Finance from the Wharton School of Business at the University of Pennsylvania.

        John McNeirney has served as the Senior Vice President and Chief Technology Officer of Minrad Inc. since he joined the company in August 1996. Prior to joining Minrad Inc., Mr. McNeirney served in various senior executive positions in health care with the BOC Group from 1983 to 1992, Richardson-Vick from 1975 to 1983, and The Upjohn Company from 1964 to 1972. Mr. McNeirney has authored 56 U.S. patents and holds a BS in Chemical Engineering and an MS in Microbiology from Carnegie Mellon University.

        Kirk Kamsler has served as Senior Vice President of Commercial Development of Minrad Inc. since June 1, 2004 and has served in various other sales and marketing positions since he joined Minrad Inc. in October 1999. From 1996 to 1999, Mr. Kamsler served as the Vice President of Sales and Marketing of Cardiac Controls. He also has held senior marketing and sales positions with Marquette Electronics from 1989 to 1996, Matrx Medical from 1985 to 1989, and Davis & Geck from 1981 to 1984. Mr. Kamsler is a graduate of St. Lawrence University.

        Richard Tamulski has served as Minrad Inc.'s Vice President of Finance since April 7, 2004 and served as Controller from April 2003 through April 2004. Mr. Tamulski was President, Chief Executive Officer and Chief Operating Officer of Brand Names, a catalog and showroom retailer, from 1996 to 2002. Prior to that, Mr. Tamulski served as the Vice President of Finance of Brand Names from 1989 to 1995. He has 25 years of experience in finance beginning with a predecessor of KPMG LLP. He is a graduate of St. Bonaventure University and holds an MBA from the University of Rochester.

        David DiGiacinto has served as a director of Minrad Inc. since 2002. Mr. DiGiacinto joined Spencer Trask Specialty Group LLC in 2000 and is currently a Senior Managing Director. Before joining Spencer Trask he spent 18 years at Pfizer, Inc. and six years as a captain in the U.S. Air Force. Mr. DiGiacinto also currently serves on the Board of Directors of three other companies, each of which is privately-held. He is a graduate of the United States Military Academy at West Point.

        David Donaldson has served as a director of Minrad Inc. since 2004. Since 1970, Dr. Donaldson has served as a professor of Dentistry at the University of British Columbia, Canada, where he is currently the head of the Department of Oral Biological and Medical Sciences. He has chaired two other departments since 1970, including Oral Maxillo Facial Surgery and Oral Surgical and Medical Science. Dr. Donaldson previously held the position of Director of Pain and Anxiety control in the Faculty of Dentistry, an area in which he is considered an expert and in which he has published extensively. He received his BDS at St. Andrews University, Scotland in 1965. Dr. Donaldson completed his Fellowship in Dental Surgery through the Royal College of Surgeons, Edinburgh, Scotland in 1969 and received his Masters degree in Prosthodontics from Dundee University in 1971.

        Donald Farley has served as a director of Minrad Inc. since 2002. For more than five years, Mr. Farley has served as Chief Executive Officer of SpencerTrask Ventures, an affiliate of Spencer Trask Specialty Group LLC. Prior to joining Spencer Trask, Mr. Farley held numerous positions at Pfizer, Inc. over a thirty-year period, culminating in his position as President of the Consumer Health Care Group. Mr. Farley currently serves on the Board of Directors of other companies, including Westgate Biologics located in Ireland. He holds a BS in Chemical Engineering from the University of Rhode Island and a MBA from the University of Hartford.

        Duane Hopper, has served as a director of Minrad Inc. since 2004. Since 1998, Mr. Hopper has been a private consultant in the medical device industry. He was President, Chief Executive Officer and Chief Operating Officer of Graphic Controls Corporation from 1992 until 1998, when it was acquired by Tyco International, Inc. Prior to that time period, he was Vice President and General Manager of the Medical Products Division of Graphic Controls Corporation from 1988 until 1992.  He served in executive positions with other medical products companies during the 1970s and 1980s including, Air Products and Chemicals, Inc., Zimmer, Inc., Surgilase, Inc., and Ohmeda, Inc. He earned a Masters in Management Degree from the Kellogg Graduate School of Management at Northwestern University in 1974 and Bachelor's Degree in Biology from the University of Virginia in 1968.  He served as an officer in the U.S. Air Force from 1968 until 1972, including one year as a combat aircrew member in Southeast Asia.

        Robert Lifeso, MD, is a co-founder of Minrad Inc. and has served as a director of the company since 1994. For more than five years, he has served as the Director of the Spine Center at Erie County Medical Center in Buffalo, New York. Previously, Dr. Lifeso served as Chief of Orthopedic Surgery at the Veterans Hospital in Buffalo as well as the King Faisal Hospital in Saudi Arabia. He received his FRCSC and MD from the University of Toronto and has published over 60 peer-reviewed articles.

        John Rousseau has served as a director of Minrad Inc. since 2002 and is a Managing General Partner of New England Partners Capital, LLC. Prior to co-founding New England Partners in 1995, Mr. Rousseau held senior management positions with Homart Development (Sears), Spaulding & Slye and Associated Project Control. Prior to holding these positions, Mr. Rousseau practiced law for 15 years and was a senior partner at the law firm of Hale and Dorr in Boston, Massachusetts. He has a BA from Amherst College and an LLB from Columbia University.

Audit Committee

        Our Board of Directors has affirmatively determined that each of the three members of the Audit Committee of our Board of Directors is independent, as defined under NASDAQ listing standards and SEC regulations. Our Board of Directors has determined that Duane Hopper, who is the Chairman of the Audit Committee, qualifies as an Audit Committee Financial Expert, as defined under SEC regulations.

Code of Ethics

        We have adopted a Code of Ethics, as defined under SEC regulations, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A copy of our Code of Ethics is filed with this report as Exhibit 10.7.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the SEC initial reports of beneficial ownership and reports of changes to their stock ownership. Persons who are required to make these filings are also required to provide us with a copy of all Section 16(a) reports they file.

        To our knowledge, based solely on a review of the copies of the reports furnished to us and on written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors and the beneficial owners of greater than 10% of our outstanding common stock were complied with during the three month transition period ended December 31, 2004.

Item 10. Executive Compensation.

        Minrad Inc. became our wholly owned subsidiary on December 16, 2004, and on that date all of our officers and directors resigned, and the officers and directors of Minrad Inc. assumed the same positions with Minrad International. The following table provides compensation information concerning: (1) all persons who served in the capacity of chief executive officer of Minrad International during the three-month transition period ended December 31, 2004, and (2) all persons who were serving as our executive officers at December 31, 2004 and earned more than $100,000 in total compensation from Minrad International and Minrad Inc. during the three-month transition period ended December 31, 2004. The compensation included in the following table includes compensation earned from, or paid by, Minrad International or Minrad Inc., as applicable, during the periods covered.

SUMMARY COMPENSATION TABLE
				Long Term Compensation
Name and Principal Position	Year*	Salary	Bonus	Awards Option/SARs	Payouts All other Compensation
William H. Burns, Jr.
President and CEO(1)	2004T	$50,000	-0-	41,667	-0-
	2004	$181,667	$8,992	885,000	-0-
	2003	$156,000	$19,278	-0-	-0-

John Kinney
President and CEO(2)	2004T	$-0-	-0-	-0-	-0-
	2004	$-0-	-0-	-0-	-0- (3)

*	2004T refers to the three month transition period ended December 31, 2004. The 2004 and 2003 years refer to the fiscal years ended September 30, 2004 and September 30, 2003.

(1)	Mr. Burns served as President and CEO of Minrad International from December 16, 2004 through December 31, 2004. During all periods indicated prior to December 16, 2004, Mr. Burns served as the President and CEO of Minrad Inc.

(2)	Mr. Kinney served as the President of Minrad International (then known as Technology Acquisition Corporation) from May 21, 2004 through December 15, 2004.

(3)	On May 24, 2004, Minrad International issued 10,000 shares of its common stock to Mr. Kinney as compensation for his services as Chairman of the Board, President, and Chief Executive Officer of the company.

Option/SAR Grants, Exercises and Holdings
The following tables set forth certain information concerning stock options granted and exercised during the three month transition period ended December 31, 2004, and unexercised options held as of the end of 2004, by the persons named in the Summary Compensation Table.

Options/SAR Grants in 2004 Transition Period
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Period	Exercise or Base Price ($/sh)	Expiration Date

William H. Burns, Jr.	41,667	58%	$1.95	(1)

John Kinney	-0-	-0-	-0-	-0-

(1)     Expire with respect to 1/36th of total (1,157 shares) between January 30, 2010 and December 31, 2012.

Aggregated Option/SAR Exercises in 2004 Transition Fiscal Period and 2004 Transition Fiscal Period-End Option/SAR Value
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-money Options /SARs at FY-End ($) Exercisable/ Unexercisable
William H. Burns, Jr.	-0-	-0-	227,500/ 714,167	$ 472,500/ $1,476,834 (1)
John Kinney	-0-	-0-	-0-	-0-

1)     Based on $3.50 reported sale price on December 30, 2004 (no trades were reported on December 31, 2004).

        Except as indicated in the Summary Compensation Table, neither Minrad International nor Minrad Inc. made any awards under long term incentive plans to the executive officers named in that table during the three month fiscal period ended December 31, 2004.

Employment Agreements and Management Compensation

        William H. Burns, Jr., As of March 1, 2004, Minrad Inc. entered into an employment agreement with William H. Burns, Jr., its President and Chief Executive Officer. The agreement expires on April 30, 2007. Under the agreement, Mr. Burns is entitled to receive: (1) a minimum base salary of $200,000 per year; (2) an annual bonus equal to 1% of our gross profit after distribution expenses ("Adjusted Gross Profit"), plus 2.5% of the amount by which Adjusted Gross Profit for the year exceeds Adjusted Gross Profit for the preceding year, which bonus shall not exceed $400,000; (3) a grant of options to purchase up to 180,000 shares of common stock, with the amount of the options to be proportionate to our success in raising $2.7 million in equity funding between November 2, 2004 and December 31, 2004; and (5) a grant of options to purchase up to 845,000 shares of common stock, with the amount of options to be based on our attainment of certain capitalization, revenue, and product development milestones during the term of his employment. The exercise prices for all of the options will be 110% of the fair value of our common shares on the date of grant, and exercise periods for all options will be five years from the date of grant.

        John McNeirney, Effective October 1, 2004, Minrad Inc. entered into an employment agreement with John McNeirney, its Vice President and Chief Technical Officer. The agreement, which became effective following the expiration of Mr. McNeirney's prior employment agreement with Minrad Inc., expires on September 30, 2005. Under the new agreement, Mr. McNeirney is entitled to receive a minimum base salary of $114,500 and an annual cash bonus of up to $240,000, subject to our achieving specified profit objectives. Mr. McNeirney's base salary increased to $130,000 upon the completion of certain recruiting, business and regulatory objectives.

        William L. Bednarski, On February 16, 2005, our Board of Directors confirmed the appointment of William L. Bednarski as Executive Vice President and Chief Operating Officer of Minrad International, Inc. Mr. Bednarski signed a contingent appointment letter with Minrad International, dated January 25, 2005. The appointment letter describes the principal terms of Mr. Bednarski's employment as Executive Vice President and Chief Operating Officer. Mr. Bednarski will report to the President and CEO, and he will have the principal duties and responsibilities of a chief operating officer. Mr. Bednarski's compensation will include salary of $156,000 per year, incentive bonus of 2% of the year over year increase in Gross Profit After Distribution Expense, and options vesting over five years and with a five year term to purchase up to 250,000 shares of common stock at $4.50 per share. The agreement also provides that Mr. Bednarski will be paid $35,000 for relocation expenses.

        Messrs. Burns', Bednarski's and McNeirney's employment agreements are filed as Exhibits 10.1, 10.3, and 10.2, respectively, to this Transition Report on Form 10-KSB. The foregoing description of their employment arrangements is qualified in its entirety by reference to those exhibits, which are hereby incorporated herein by reference.

Minrad Inc. Patents and Inventions Policy

        Minrad Inc. maintains a Patents and Inventions Policy in order to recognize the meritorious services of inventors whom Minrad Inc. obtains inventions. Under the policy, if an inventor causes an invention to belong to Minrad Inc., Minrad Inc. will make a grant to the inventor and the inventor's heirs and legatees of a non-assignable share in any proceeds from managing or licensing the invention equal to 1% of the gross royalties received by Minrad Inc.: (1) if the invention is not patented, during the five year period following the written disclosure of the invention to Minrad Inc.; or, (2) if the invention is patented, during the unexpired term of the patent. As a result of this policy, Mr. Burns will be entitled to participate in royalties from SabreSource™ drapes, and Mr. McNeirney will be entitled to participate in royalties from Light Sabre™ products, SabreSource™ drapes, and Alignment Verification Devices. Mr. Burns has been the Chairman of the Board, President and Chief Executive officer of Minrad Inc. since its formation, and he has been the Chairman of the Board, President and Chief Executive Officer of Minrad International since the merger with Minrad Inc..

Director Compensation

        We have compensated non-employee members of our Board by granting each of them options to purchase 50,000 shares of our common stock, exercisable at 110% of our then fair market value and vesting over a two-year period. We expect that we will compensate our non-employee directors for attending future meetings of the Board and its committees under a plan that we will submit to stockholders for approval.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        The table below sets forth information with respect to beneficial ownership of our common stock as of March 15, 2005, by: (1) each person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to have owned beneficially more than 5% of our outstanding common stock; (2) each of our directors and executive officers; and (3)all of our directors and executive officers as a group.

        We determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Shares of common stock subject to any warrants or options that were exercisable on or within 60 days of March 15, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The beneficial ownership percentages in the table below of any person are based on 28,340,867 shares of our common stock outstanding, plus, in each case, any shares of common stock subject to warrants or options owned by that person that were exercisable on or within 60 days of March 15, 2005.

Name of Beneficial Owner	Number of Shares	Percent
Beneficial owners of more than 5% of our common stock(1)
Spencer Trask Specialty Group LLC (2)	6,581,742	22.2%
New England Partners Capital LLC (3)	3,980,392	13.8%
Kevin Kimberlin Partners L.P. (4)	2,800,000	9.0%
Laird Q. Cagan (5)	1,896,985	6.6%
Directors and executive officers **
William H. Burns, Jr. (6)	1,750,046	6.1%
David DiGiacinto (7)	25,000	*
David Donaldson (8)	25,000	*
Donald F. Farley (9)	293,739	1%
Duane Hopper (10)	109,675	*
Robert Lifeso (11)	627,881	2.2%
John Rousseau (12)	25,000	*
William Bednarski	-0-	-0-
John McNeirney (13)	137,698	*
Kirk Kamsler (14)	100,306	*
Richard Tamulski (15)	67,500	*

All directors and executive officers as a group (11 persons)(16)	3,161,845	10.9%

_____________________
* Beneficial ownership of less than 1%.
** Address: 847 Main Street, Buffalo, New York 14203

1.	Excludes William H. Burns, Jr., our Chairman, President and Chief Executive Officer, who beneficially owned more than 5% of our common stock. Information with respect to Mr. Burns' beneficial ownership of our common stock is included below under the caption "Directors and executive officers."

2.	Includes (i) 5,314,847 shares held by Spencer Trask Specialty Group LLC and various affiliates, and (ii) 1,266,895 shares that Spencer Trask Specialty Group and various affiliates have the right to acquire pursuant to warrants that were exercisable on or within 60 days of March 15, 2005. Does not include the shares identified as being beneficially owned by Kevin Kimberlin Partners, LLP ("KKP") in footnote (4) below. Kevin Kimberlin, the General Partner of KKP, is the controlling stockholder of Spencer Trask & Co., an affiliate of Spencer Trask Specialty Group. Address: 535 Madison Avenue, New York, New York 10022.

3.	Includes (i) 3,505,392 shares held by New England Partners Capital, LLC ("NEP") and (ii) 475,000 shares that NEP has the right to acquire pursuant to warrants that were exercisable on or within 60 days of March 15, 2005. Address: One Boston Place, Suite 3630, Boston, Massachusetts 02108

4.	Includes warrants to purchase 2,800,000 shares that KKP has the right to acquire pursuant to warrants that were exercisable on or within 60 days of March 15, 2005. Mr. Kimberlin is the General Partner of KKP and the controlling stockholder of Spencer Trask & Co., an affiliate of Spencer Trask Specialty Group.

5.	Includes (i) 1,380,733 shares held directly by Mr. Cagan, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan owns a 50% interest and shares voting and dispositive power, (iii) 247,283 shares that Mr. Cagan has the right to acquire pursuant to warrants that were exercisable on or within 60 days of March 15, 2005, and (iv) an aggregate of 19,869 shares that affiliates of Mr. Cagan, Chadbourn Securities and Cagan Capital - Private Equity Fund II, LLC, have the right to acquire pursuant to warrants that were exercisable on or within 60 days of March 15, 2005. Address: c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, California 95014.

6.	Includes (i) 1,400,000 shares held by Mr. Burns and (ii) 350,046 shares that Mr. Burns has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

7.	Includes 25,000 shares that Mr. DiGiacinto has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005. Mr. DiGiacinto is a Senior Managing Director of Spencer Trask Specialty Group, LLC. Does not include, and Mr. DiGiacinto disclaims beneficial ownership of, the 6,581,742 shares identified as being beneficially owned by Spencer Trask Specialty Group in footnote (2) above.

8.	Includes 25,000 shares that Mr. Donaldson has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

9.	Includes (i) 246,667 shares held by Mr. Farley, (ii) 22,072 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable on or within 60 days after March 15, 2005, and (iii) 25,000 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable on or within 60 days after March 15, 2005. Mr. Farley is a principal and the Chief Executive Officer of Spencer Trask Specialty Group. Does not include, and Mr. Farley disclaims beneficial ownership of, the 6,581,742 shares identified as being beneficially owned by Spencer Trask Specialty Group in footnote (2) above.

10.	Includes (i) 84,675 shares held by Mr. Hopper and (ii) 25,000 shares Mr. Hopper has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

11.	Includes (i) 607,881 shares held by Dr. Lifeso and (ii) 20,00 shares that Dr. Lifeso has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

12.	Includes 25,000 shares that Mr. Rousseau has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005. Does not include the 3,980,392 shares described in footnote (3) above, with respect to which Mr. Rousseau, as a Managing General Partner of NEP, exercises voting and investment power.

13.	Includes (i) 73,248 shares held by Mr. McNeirney and (ii) 64,500 shares that Mr. McNeirney has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

14.	Includes (i) 1,566 shares held by Mr. Kamsler and (ii) 98,750 shares that Mr. Kamsler has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

15.	Includes 67,500 shares that Mr. Tamulski has the right to acquire pursuant to options that were exercisable on or within 60 days after March 15, 2005.

16.	Includes options to purchase 724,746 shares that were exercisable on or within 60 days after March 15, 2005.

Item 12. Certain Relationship and Related Transactions.

Funding arrangements with Cagan McAfee Capital Partners, LLC and related parties

        On December 1, 2003, Minrad Inc. entered into a funding agreement with Cagan McAfee Capital Partners, LLC under which Cagan McAfee agreed to assist Minrad Inc. in obtaining up to $7.7 million in equity funding. Under the terms of the funding agreement, Minrad Inc. agreed to compensate Cagan McAfee through:

•	payment of a management fee equal to 2% of the proceeds raised by Minrad Inc. during the term of the agreement in any equity funding transaction;

•	payment of an advisory fee equal to 8% of the proceeds of any equity funding transaction lead managed directly by Cagan McAfee . (collectively, the "Advisors"), or by a third party engaged by the Advisors;

•	grant of investment warrants, exercisable for a period of seven years, to purchase a number of shares of Minrad Inc. common stock equal to 10% of the number of shares sold in any equity funding lead managed directly by the Advisors or by a third party engaged by the Advisors, with the warrants to be exercisable at the same price as the shares were sold in the equity funding; and

•	grant of incentive warrants, exercisable for a period of two years, to purchase up to 5,000,000 shares of Minrad Inc. common stock at an exercise price of $0.001 per share.

        Between December 1, 2003 and July 15, 2004, Minrad Inc. sold an aggregate of 3,201,084 shares of common stock at $1.25 per share in private placements contemplated by the funding agreement. The sales yielded gross proceeds of $4,001,355. Under the terms of the funding agreement, Minrad Inc. paid the Advisors $400,135 in fees in connection with the private placements.

        On May 20 and 21, 2004, the Advisors and some of their affiliates acquired beneficial ownership of an aggregate of 3,483,750 shares, or approximately 69% of our then-outstanding common stock. Also on May 20 and 21, 2004, John Liviakis and Liviakis Financial Communications, Inc. acquired beneficial ownership of an aggregate of 800,000 shares, or approximately 16% of our then-outstanding common stock, of which 400,000 shares were issued to Liviakis Financial Communications, Inc. as consideration for public relations services to be provided to us under a contract expiring on the anniversary of our acquisition of, or merger with, an operating company. Terms of those acquisitions are described in Items 1 and 5 of our Current Report on Form 8-K filed on May 27, 2004 and are incorporated in this report by reference. Immediately thereafter, on May 21, 2004, we entered into an advisory agreement with the Advisors under which the Advisors agreed to provide us with advisory services in connection with structuring and negotiating a potential acquisition transaction involving our company and a target operating company to be identified by the Advisors with which we would be merged, or which we would acquire, with the surviving entity to continue our business.

        The Advisors identified Minrad Inc. as a potential acquisition candidate and, on July 15, 2004, we entered into the acquisition agreement described above.

        On September 15, 2004, we entered into an agreement with Chadbourn Securities, Inc. ("Chadbourn"), an affiliate of Cagan McAfee, under which Chadbourn agreed to act as our placement agent for a private placement of our common stock. Under the agreement with Chadbourn, we agreed to pay Chadbourn cash fees equal to 10% of the gross proceeds of a private placement of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number shares sold in the offering, with the warrants to be exercisable at the price of the shares sold in the offering. Under an understanding between Minrad Inc. and CMCP, the payments to Chadbourn correspondingly reduced Minrad Inc.'s payment obligations under its funding agreement with CMCP. Between September 16, 2004 and December 15, 2004, we sold an aggregate of 585,257 shares of our common stock at $1.75 per share in private placements. The sales raised gross proceeds of $1,024,201, and we paid Chadbourn and its affiliates $102,420 in fees. We loaned a portion of the net proceeds of the private placements to Minrad Inc. pursuant to a 6% secured grid note.

        On December 15, 2004, as compensation for its services under the funding agreement, we entered into a warrant agreement with Cagan McAfee and Chadbourn, under which we issued warrants to ten persons to purchase an aggregate of 320,108 shares at $1.25 per share and to three other persons to purchase an aggregate of 58,526 shares at $1.75 per share. The total number of shares purchasable under the warrants equaled 10% of the amount of shares sold in Minrad Inc.'s and our private placements described above under this Item 2.01. The warrants expire on December 15, 2011 and contain cashless net exercise provisions.

        The offers and sales of common stock by Minrad Inc. and us in the private placements discussed above and the issuance of warrants to Cagan McAfee, Chadbourn, and their affiliates as compensation for their services under the funding agreement, each discussed above under this Item 12, were made solely to "accredited investors," as that term is defined in Rule 501 of Regulation D under the Securities Act, pursuant to an exemption from registration under Section 4(2) of the Securities Act.

        On February 14, 2005, we filed a Current Report on Form 8-K report relating to further equity fundings under the funding agreement. The information contained in that Form 8-K report is incorporated herein by reference.

Financing Arrangements with Spencer Trask Specialty Group LLC

        During the fiscal year ended September 30, 2004, Minrad Inc. engaged in the following transactions with Spencer Trask Specialty Group LLC, an entity that beneficially owned approximately 22.5% of Minrad International's outstanding common stock immediately after the merger with Minrad Inc.

•	Minrad Inc. repaid $457,482 under a $750,000 convertible promissory note held by Spencer Trask that was due in March 2004 and accrued interest at the rate of 8%. Spencer Trask sold the unpaid balance of $292,518 on the note to a third party which exchanged the note with Minrad Inc. for 390,024 shares of common stock at a rate of $.75 per share.

•	Minrad Inc. repaid the outstanding principal and accrued interest on a $75,000 convertible promissory note held by Spencer Trask which accrued interest at the rate of 10% and was past due.

•	Minrad Inc. repaid the outstanding principal and accrued interest on a $250,000 convertible promissory note held by Spencer Trask, which accrued interest at the rate of 10% and was past due.

•	Minrad Inc. repaid the outstanding principal and accrued interest on a $500,000 convertible promissory note held by Spencer Trask, which accrued interest at the rate of 10% and was past due.

        Two of Minrad Inc.'s directors, who became directors of Minrad International at the time of the merger, are Donald Farley, who is a principal and the Chief Executive Officer of Spencer Trask, and David DiGiacinto, who is a Senior Managing Director of Spencer Trask.

        Also during the fiscal year ended September 30, 2004, Minrad Inc. converted a $100,000 convertible promissory note and $10,000 of accrued interest held by Donald Farley into 146,667 shares of its common stock at a rate of $.75 per share. The note was past due and had accrued interest at the rate of 10%.

Financial Arrangements with New England Capital Partners, LLC

        During our fiscal year ended September 30, 2004, Minrad Inc. engaged in the following transactions with New England Capital Partners, LLC, an entity that beneficially owned approximately 14% of Minrad International's outstanding common stock immediately after the merger with Minrad Inc..

•	Minrad Inc. repaid the principal and accrued interest on a $75,000 demand promissory note held by New England Partners. The note accrued interest at the rate of 8%.

•	Minrad Inc. exchanged 1,076,814 shares of its common stock, at a rate of $.75 per share, for a $750,000 convertible promissory note, and $57,611 of accrued interest on the note, held by New England Partners. The note had accrued interest at a rate of 8%.

•	Minrad Inc. exchanged 911,285 shares of its common stock for a $800,000 demand convertible promissory note and $83,463 of accrued interest on the note, held by New England Partners. The principal was exchanged at the rate of $1.00 per share and the interest was exchanged at a rate of $.75 per share. The note had accrued interest at the rate of 8%.

        John Rousseau, one of Minrad Inc.'s directors who became one of Minrad International's directors at the time of the merger, is a managing general partner of New England Partners.

Obligations payable to BioSight Inc. and BioVision Inc.

        For more than three years, Minrad Inc. has had an outstanding payable of approximately $88,600 to BioVision Inc., a company in which William Burns is Chairman of the Board and a shareholder. We have agreed to cause Minrad Inc. to pay off the amount owed in four monthly installments of $22,150 each beginning at the end of April 2005.. Mr. Burns has been the Chairman, President and Chief Executive officer Minrad Inc. since its formation, and he has been the Chairman, President and Chief Executive Officer of Minrad International since the merger with Minrad Inc.

        For more than five years, Minrad Inc. has had an outstanding payable of approximately $250,000 to BioSight Inc., a company in which William Burns is the Chairman of the Board and a shareholder. Under a tax dispute between BioSight and the IRS, the IRS imposed a tax lien on the payable from Minrad Inc. to BioSight. Between October 1, 2003 and February 2005, Minrad Inc. paid an aggregate of $88,775 to the IRS to satisfy the tax lien. We have agreed to cause Minrad Inc. to pay BioSight an additional $159,335.50 in 14 equal monthly installments of $11,395.25 each, beginning at the end of April 2005, as payment for the remaining payable.

Item 13. Exhibits.

The following exhibits are filed as part of this Transition Report on Form 10-KSB:

        2.1 Agreement and Plan of Exchange, dated as of July 15, 2004, by and among Technology Acquisition Corporation, Minrad Inc. and Technology Acquisition Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 filed on Form 8-K on July 15, 2004).

        2.2 Amendment to Agreement and Plan of Exchange, dated as of August 24, 2004, by and among Minrad Inc. and Technology Acquisition Subsidiary, Inc. (incorporated by reference to Exhibit 99.1 filed on Form 8-K on August 30, 2004).

        3.1  Articles of Incorporation of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 21, 2004).

        3.2 Bylaws of Minrad International, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed on March 2, 2005).

        4.1 Form of Warrant Agreement, dated December 15, 2004, by and among Minrad International, Inc., Minrad Inc., Cagan McAfee Partners, LLC and Chadbourne Securities, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 21, 2004).

        4.2 Form of Registration Rights Agreement by and between Minrad Inc. and the Investors (incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 2004).

        4.3 Voting Agreement, dated December 14, 2004, among Laird Q. Cagan, Eric McAfee, Cagan McAfee Capital Partners, LLC, International Capital Advisory, Inc., the Tobin Family Trust, and Minrad International, Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 21, 2004.

        4.4 Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1.5 million of Convertible Promissory Notes and Warrants to Tobin Family Trust (incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 14, 2005).

        4.5 Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1 million of Convertible Promissory Notes and Warrants to Laird Q. Cagan (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 14, 2005).

        4.6 Form of Convertible Promissory Note, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.3 to Form 8-K filed on February 14, 2005).

        4.7 Form of Warrant, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.4 to Form 8-K filed on February 14, 2005).

        4.8 Form of Registration Rights Agreement, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.5 to Form 8-K filed on February 14, 2005).

        4.9 Form of Guaranty, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.6 to Form 8-K filed on February 14, 2005).

         8.0 Engagement Letter, dated December 1, 2003, by and between Minrad Inc. and Cagan McAfee Capital Partners, LLC (incorporated by reference to Exhibit 8.0 to Form 8-K/A filed on March 2, 2005).

        10.1 † Employment Agreement of William H. Burns, Jr., dated March 1, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2004).

        10.2 † Employment Agreement of John McNeirney, dated March 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2004).

        10.3 Lease of 847 Main Street, Buffalo, New York (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 21, 2004).

        10.4 † Contingent Appointment Letter of William L. Bednarski, dated January 25, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 23, 2005).

        10.5 Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005).

        10.6 * † Minrad Inc. Patents and Inventions Policy.

        10.7 † Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004).

        10.8 * Minrad International, Inc, Code of Ethics for senior financial officers.

        16.1 Letter from Clancy and Co., P.L.L.C. regarding a change in certifying accountants (incorporated by reference to Exhibit 16.1 to Form 8-K/A filed on March 21, 2005).

        21* Subsidiaries of Minrad International, Inc.

        31. *Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

        31.2 *Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1 *Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
* Filed herewith
† Compensation plan or arrangement.

Item 14. Principal Accountant Fees and Services.

Fees of Independent Public Accountants

        The fees billed to the Company and Minrad Inc. by its independent auditors, Freed Maxick Battaglia CPAs, PC ("Freed Maxick"), for services for the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, were as follows.

        Audit Fees. This category consists of fees for the audit of financial statements and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed Maxick billed the Company for audit fees in the amount of $59,698, and $35,004, respectively.

        Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the audits of the September 30, 2002 and 2003 financial statements and the Form 8-K and Form 8-K/A filed by the Company to report the reverse merger which occurred on December 16, 2004. For the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed Maxick billed the Company for audit related fees in the amount of $42,274, and $78,214, respectively.

        Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed Maxick did not provide any services to the Company for tax compliance and tax planning.

        All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed Maxick did not provide the Company any other services beyond those described under audit fees and audit-related fees.

Signatures

        In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2005	MINRAD INTERNATIONAL, INC.

By: /s/ William H. Burns, Jr.
William H. Burns, Jr., President and CEO

        In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title	Date

(i) Principal Executive Officer:

/s/ William H. Burns, Jr.
William H. Burns, Jr./ President & CEO	March 27, 2005

(ii) Principal Financial Officer:

/s/ Richard P. Tamulski
Richard Tamulski / Vice President of Finance	March 24, 2005

(iii) Principal Accounting Officer:

/s/ William Rolfe
William Rolfe, Controller	March 31, 2005

(iv) Directors:

/s/ William H. Burns, Jr.
William H. Burns, Jr.	March 27, 2005

/s/ David DiGiacinto
David DiGiacinto / Director	March 29, 2005

/s/ David Donaldson
David Donaldson / Director	March 29, 2005

/s/ Donald F. Farley
Donald Farley / Director	March 30, 2005

/s/ Duane Hopper
Duane Hopper / Director	March 29, 2005

/s/ Robert Lifeso
Robert Lifeso / Director	March 31, 2005

/s/ John Rousseau
John Rousseau	March 29, 2005