Form 10QSB
period 2005-05-13
MINRAD INTERNATIONAL, INC.
filed 2005-05-13
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended: March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from                           to

                                Commission file number: 000-49635

MINRAD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

847 Main Street, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)
(716) 855-1068
Issuer's Telephone Number

(Former name, former address and former fiscal year if changed since last report)

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

MINRAD INTERNATIONAL, INC.
Form 10-QSB
For the Quarterly Period Ended March 31, 2005
TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets - (unaudited)
	at March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Operations - (unaudited)
	Three months ended March 31, 2005 and 2004	4

	Consolidated Statement of Changes in Shareholders' Deficit - (unaudited)
	For the Quarter Ended March 31, 2005	5

	Consolidated Statement of Changes in Shareholders' Deficit - (unaudited)
	For the Quarter Ended March 31, 2004	6

	Consolidated Statements of Cash Flows - (unaudited)
	Three months ended March 31, 2005 and 2004	7

	Notes to Financial Statements	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

	SIGNATURES	20

PART I

Item 1. Financial Statements.
MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2005	2004

Current Assets:
Cash	$134,557	$2,930
Accounts receivable, net	1,661,965	606,229
Inventories, net	1,004,192	1,069,565
Prepaid expenses	405,392	472,049
Total current assets	3,206,106	2,150,773

Property and Equipment:
Machinery and equipment	1,080,530	721,501
Computers	144,895	128,949
Furniture and fixtures	22,641	22,641
Construction in progress	-	300,241
	1,248,066	1,173,332
Less accumulated depreciation	712,688	674,126

Total property and equipment	535,378	499,206

Other Assets	368,293	112,798

	$4,109,777	$2,762,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Demand notes payable
Stockholders' and affiliates	$1,739,538	$325,000
Wachovia Bank and others	997,533	1,146,125
Accounts payable	1,800,385	2,433,859
Accrued expenses	811,179	824,812
Due to affiliates	307,465	374,740
Current portion of long-term debt,
including default reclassifications	842,976	1,022,309
Total current liabilities	6,499,076	6,126,845

Stockholders' deficit	(2,389,299)	(3,364,068)

	$4,109,777	$2,762,777

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Revenue	$2,428,728	$878,451

Cost of goods sold	1,270,272	659,613

Gross profit	1,158,456	218,838

Operating expenses:
Sales and marketing	309,012	180,482
Research and development	338,316	234,151
Finance and administrative	652,443	391,074
Total operating expense	1,299,771	805,707

Operating loss	$(141,315)	$(586,869)

Non-operating expenses:
Interest expense:
Stockholders and affiliates	(692,344)	(184,809)
Other	(61,629)	(44,759)
Debt conversion costs	-	(713,000)
Total non-operating expense	(753,973)	(942,568)

Net Loss	$(895,288)	$(1,529,437)

Net Loss per share, basic and diluted	$(.03)	$(.10)

Weighted average common shares outstanding, basic and diluted	28,236,653	15,062,869

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) For the Quarter Ended March 31, 2005

	Common		Additional
	Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)

Sale of common stock, net of costs	321,714	3,217	431,965	-	435,182

Stock options exercised	5,000	50	8,700	-	8,750

Warrants issued with demand notes	-	-	925,188	-	925,188

Warrants issued on Wachovia guarantee	-	-	500,937	-	500,937

Net loss				(895,288)	(895,288)

Balance at March 31, 2005	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) For the Quarter Ended March 31, 2004

	Series B
	Convertible
	Preferred		Common		Additional
	Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	950,000	$475,000	14,155,485	$141,555	$11,727,531	$(19,380,232)	$(7,036,146)

Beneficial conversion feature of demand notes payable	-	-	-	-	123,000	-	123,000

Debt conversion costs	-	-	-	-	713,000	-	713,000

Conversion of liabilities to equity	-	-	2,846,049	28,460	2,370,984	-	2,399,444

Sale of common stock, net of costs	-	-	1,216,084	12,161	1,303,092	-	1,315,253

Conversion of series B preferred stock to common stock	(950,000)	(475,000)	1,140,000	11,400	463,600	-	-

Net loss	-	-	-	-	-	(1,529,437)	(1,529,437)

Balance at March 31, 2004	-	$-	19,357,618	$193,576	$16,701,207	$(20,909,669)	$(4,014,886)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended March 31	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(895,288)	$(1,529,437)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	38,563	31,389
Decrease in allowance for doubtful accounts	(50,000)	-
Debt conversion costs	-	713,000
Amortization of note discount	164,726	123,000
Warrants issued for guarantee	500,937	-
(Increase) decrease in assets:
Accounts receivable- trade	(1,005,737)	30,879
Inventory	65,373	(11,374)
Prepaid expenses	66,657	114,718
Increase (decrease) in liabilities:
Accounts payable	(633,472)	(144,894)
Accrued expenses	(13,636)	35,215

Net cash used by operating activities	(1,761,877)	(637,504)

Cash flows from investing activities:
Purchases of property and equipment	(74,734)	(20,390)
Acquisition of other assets	(33,650)	(5,035)

Net cash used by investing activities	(108,384)	(25,425)

Cash flows from financing activities:
Net decrease (increase) in restricted deposits	(3,634)	13,620
Net repayments to affiliates	(67,275)	(23,604)
Borrowings under demand notes payable	2,500,000	402,474
Repayments under demand notes payable	(473,592)	(1,259,480)
Repayment under long term debt	(179,333)	(211,395)
Proceeds from sale of common stock, net of costs	435,182	1,315,253
Proceeds from options exercised	8,750	-
Deferred financing costs	(218,210)	-
Net cash provided by financing activities	2,001,888	236,868

Net increase (decrease) in cash	131,627	(426,061)

Cash-beginning of period	2,930	426,619
Cash-end of period	$134,557	$558

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MINRAD International, Inc. and its wholly owned Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the Company's consolidated financial statements and footnotes as of and for the periods ended December 31, 2004 and September 30, 2004 and 2003 as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 2005.

NOTE 2: MERGER

As fully disclosed in the December 31, 2004 Form 10-KSB, on December 16, 2004, MINRAD Inc. consummated a Merger Agreement with Technology Acquisition Corporation (TAC, now MINRAD INTERNATIONAL, INC.) and its subsidiary. As of that date, the operations of the consolidated financial statements include the activity of the merged entities. The financial statements presented for the three months ended March 31, 2004 reflect the operations of only MINRAD Inc.

NOTE 3: MINRAD EU

MINRAD EU, a wholly owned subsidiary of MINRAD, Inc., was formed in February 2005 to hold existing and obtain future European pharmaceutical or image guidance registrations.  Also, acting as a sales headquarters for several of our future international sales managers, the office will be used to support our various distribution partners. This includes E. Merck with whom the Company signed a pharmaceutical distribution agreement in February 2005 and various other current and future distributors.  MINRAD EU will set up a laboratory to conduct finished product testing of our pharmaceutical products according to the European requirements.

NOTE 4: DEMAND NOTES PAYABLE

In February 2005, the Company obtained financing of $2.5 million, which includes (1) convertible promissory notes with an aggregate principal amount of $2.5 million which bear interest at 6% and matures in October 2005; and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the

Company common stock at $1.75 per share. These warrants were valued using the Black Scholes pricing model at $925,188 which was recorded as a note discount and is being amortized into non cash interest over the life of the note. During the three months ended March 31, 2005 the amortization totaled $164,726.  The remaining unamortized balance of $760,462 is reflected as a reduction to the face value of the note on the accompanying balance sheet.

On May 11, 2005, the parties amended provisions of the convertible notes relating to optional prepayment, optional acceleration, and optional conversion rights. As amended, each of these provisions, which were formerly triggered by the completion of $5 million of equity funding, is now triggered by the existence of aggregate outstanding indebtedness owed by the Company and its subsidiaries (on a consolidated basis) to one or more banks ("Bank Borrowing") in excess of $5 million. If Bank Borrowing in excess of $5 million occurs, then (1) commencing 7 business days thereafter the Company will have the option to prepay the notes, (2) commencing 7 business days thereafter the lenders will have the right to accelerate the maturity date of the notes, and (3) commencing on that date the lenders will have the right to convert all or any portion of the outstanding notes into shares of the Company's Common Stock at $1.75 per share.  In the event the lenders obtain the ability to convert their notes into shares of the Company's common stock based on the terms of the agreement, the Company will be required to record an interest charge of approximately $1.6 million attributed to the beneficial conversion feature at $1.75 per share.

In connection with the continuing guarantee agreement related to the Wachovia Bank demand note, an additional 150,000 warrants to purchase common stock at $.75 per share were granted to Kevin Kimberlin Partners L.P. (KKP) in the three months ended March 31, 2005.  The warrants, which vest immediately and expire on various dates through May 2010, were valued using the Black Scholes pricing model, resulting in $500,937 being recorded and included in interest expense for the three months ended March 31, 2005.  As of the date of this report the debt continued to remain outstanding resulting in the grant of an additional 100,000 warrants subsequent to March 31, 2005.

NOTE 5: EQUITY

During the three months ended March 31, 2005 the Company sold 321,714 shares of the Company's stock at the price of $1.75 per share with the net proceeds of $435,182. The Company granted 32,171 warrants exercisable at $1.75 per share in connection with this sale which vested immediately and expire after seven years.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three-month period ended March 31, 2005 amounted to $61,629 (compared to $363,505 in 2004). There was no cash paid for income taxes during the three-month period ended March 31, 2005 and 2004.

	2005	2004
Noncash investing and financing activities:

Conversion of demand notes and accrued interest into common stock	$-	$2,347,592

Conversion of accounts payable into common stock	$-	$51,852

Series B preferred stock converted to common stock	$-	$475,000

Note discount for value of detachable warrants granted with demand notes	$925,188	$-

NOTE 7: STOCK OPTIONS

The Company adopted a 2004 Stock Option Plan, which authorizes the grant of up to 7,170,500 options to officers and other employees. To date, options granted under this plan have been incentive stock options with an exercise price of not less than 110% of the market value on the day of grant. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if the employment is terminated.

A summary of the status of options granted under the stock option plan for the three months ended March 31, 2005 is presented below:

		Weighted
	Number of	Average
	Shares Subject	Exercise
	To Options	Price

Outstanding as of December 31, 2004	2,360,917	$1.50
Granted to employees 1/1-3/31/05	352,000	$3.86
Forfeited in period 1/1-3/31/05	(2,000)	$1.52
Exercised in period 1/1-3/31/05	(5,000)	$1.75

Outstanding as of March 31, 2005	2,705,917	$1.80

Exercisable as of March 31, 2005	618,548	$1.58

Options outstanding as of March 31, 2005 had exercise prices ranging from $1.40 to $4.50

The Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been charged to earnings for options granted to employees for the period ended March 31, 2005 since all such options have an exercise price greater than the market value on the date of grant.

The weighted average fair value of the options granted to employees during the period ended March 31, 2005 was $2.34 per share ($.17 for 2004).

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss would have increased as follows.

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31,	March 31,
	2005	2004

Net loss as reported	$(895,288)	$(1,529,437)

Total stock-based employee
compensation expense determined
under fair value method for all
awards	$(61,647)	$(1,462)

Net loss- pro forma	$(956,935)	$(1,530,899)

Management has valued the options at their date of grant utilizing the Black Scholes pricing model. The following weighted-average assumptions were utilized in the fair value calculations:

	March 31, 2005		March 31, 2004

Expected dividend yield	0%		0%
Expected stock price volatility	34%		0%
Risk-free interest rate	4%		4%
Expected life of options	8	years	6	years

NOTE 8: RELATED PARTY TRANSACTIONS

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

The Company is indebted to Biosight, Inc., a currently inactive healthcare consulting firm, and Biovision, Inc., a medical products firm also currently inactive. Certain executive officers and greater than 10% stockholders of the Company are also stockholders in these companies, and certain greater than 10% stockholders of the Company are also stockholders of Kevin Kimberlin Partners, L.P. The amounts outstanding are unsecured.

Due to affiliates is comprised of the following:

	March 31	December 31
	2005	2004

Biosight, Inc.	$159,533	$187,809
Biovision, Inc.	91,300	88,600
Employee advances and notes	28,936	73,774
Kevin Kimberlin Partners, L.P.	27,696	24,557

	$307,465	$374,740

NOTE 9: SUBSEQUENT EVENTS

In April 2005, the Board of Directors and shareholders of the Company approved the Directors Compensation Plan effective April 21, 2005. The plan's purpose is to compensate the Outside Directors for attending meetings of the Board at the rate of $1,000 per meeting, and Committee meetings at the rate of $500. Payment will be made 50% in cash and 50% in Company stock. The aggregate number of shares that may be issued under the plan must not exceed 50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

        All statements, other than statements of historical fact, contained in this Form 10-QSB constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "anticipate," "predict," "project," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements.

        Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading "Risk Factors" in Item 1 of our Form 10-KSB filed with the SEC on March 31, 2005 (the "Risk Factors"), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described in the Risk Factors, including the following:

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following description of our financial condition and results of operating in conjunction with the consolidated financial statements and our Form 10-KSB filed with the SEC on March 31, 2005. All dollar amounts presented in this section have been rounded to thousands, except per share amounts.

Company Background

        Minrad International, Inc. is an acute care company with two product lines -- real-time image guidance and anesthesia and analgesia. The real-time image guidance products have broad applications in orthopedics, neurosurgery, interventional radiology and pain management. These devices enable medical professionals to improve the accuracy of interventional procedures and reduce radiation exposure. Minrad International also manufactures and markets generic inhalation anesthetics for use in connection with human and veterinary surgical procedures. The Company is developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide in dental surgery, provides a patient with pain relief without loss of consciousness.

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

        Progress against these key milestones during the period included the launch of SabreSource™ at the American Academy of Orthopedics in February, improved capacity utilization in the second half of the quarter following a $2.5 million bridge financing (see liquidity and capital), and the addition of Bill Bednarski as Executive Vice President & COO.

Each of these success factors will be addressed in the discussion of operations.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004.

			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenue	$2,429,000	$878,000	$1,551,000	177%

Gross Margin	1,158,000	219,000	939,000	429%
Gross Margin %	47.7%	24.9%	22.8 pts

Research and Development	338,000	234,000	104,000	44%
Sales and Marketing	309,000	181,000	128,000	71%
Finance and Administration	652,000	391,000	261,000	67%

Operating Loss	(141,000)	(587,000)	(446,000)	(76%)

Interest Expense: Cash	(89,000)	(116,000)	(27,000)	(23%)

Interest Expense: Non-cash	(665,000)	(826,000)	(161,000)	(19%)

Net Loss	$(895,000)	$(1,529,000)	$(634,000)	(42%)

EPS	$(0.03)	$(0.10)	$0.07	70%

Revenue

        The increase in revenue of $1,551,000 came from both the North American and International sales areas. North American sales increased to $814,000 in the March 31, 2005 quarter, compared to $181,000 in the same period in 2004. This represents a $633,000 increase or 350%. International sales volume grew to $1,615,000, a $918,000 increase or 131% from the same period a year ago.  The major increase is in China, Venezuela and Argentina.

Gross Margin

        The gross margin improved $939,000 or 22.8 percentage points. In large part this was due to higher revenue volume absorbing fixed overhead combined with a more efficient manufacturing operation in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Our margins should continue to improve as we continue to increase our revenue volume from new product sales.

Research & Development

        The increase in research and development of $104,000 largely reflects increased headcount related to the expanding image-guided product line.

Sales & Marketing

        The increase in Sales and Marketing expense of $128,000 can be primarily attributed to the following: $20,000 of the increase was volume related commissions, incentives and distribution expense; $24,000 was convention expense incurred in association with the launch of the SabreSource™ system; and $57,000 of the increase was related to headcount additions to support our anesthesia and analgesia contracts.

Finance & Administration

        The year over year increase of $261,000 was largely driven by outside legal and accounting services, which can be attributed to the reverse merger consummated in December 2004, resulting in increased public company compliance costs.  Wages increased by $68,000 as a result of the addition of administrative personnel.

Interest Expense: Cash

        Interest Expense: Cash declined sharply between periods reflecting the company's fund raising efforts in calendar 2004, which were undertaken to repay debt. Out-of-pocket interest expense in the quarter ended March 31, 2005 was $89,000 compared to $116,000 in the same period a year earlier, a 23% reduction in expense.

Interest Expense: Non-cash

        The Company booked $665,000 in imputed (non-cash) interest expense in the quarter ended March 31, 2005 attributed to beneficial conversion features on debt and warrants issued in connection with debt instruments. Imputed interest is the fair market value of the securities, in this case warrants issued. Approximately $500,000 of the imputed interest was related to warrants issued to Kevin Kimberlin Partners in association with its guarantee of a $1 million working capital line; $165,000 was incurred in association with the $2.5 million bridge financing (see liquidity and capital below).

Net Loss

        The Net Loss for the quarter ended March 31, 2005 was $(895,000) a decrease of $634,000 or 42% from the prior year of $(1,529,000).  This is primarily attributed to the increase in revenue, volume, and gross margin.

Liquidity and Capital

       As of March 31, 2005, we had current assets of approximately $3.2 million, including cash of $135,000, and current liabilities of approximately $6.5 million.

        Net cash used by operating activities increased from $638,000 in the quarter ended March 31, 2004 to $1,762,000 in the quarter ended March 31, 2005. This increase of approximately $1,124,000, or 176%, was largely attributable to an increase in accounts receivable of $1,037,000 due to revenue growth. Net cash used by investing activities increased from $25,000 in the prior period to $108,000 in the quarter ended March 31, 2005, an increase of $83,000 or 332%. This was primarily due to an increase in the purchase of property and equipment of $55,000.

        Cash provided by investing activities increased by $1,765,000 from $237,000 to $2,002,000 in the quarter ended March 31, 2005. This included a bridge loan for $2.5 million partially offset by the repayment of $474,000 in demand notes payable and legal costs related to the financing of $218,000.

        We issued convertible promissory notes to the Tobin Family Trust ($1.5 million aggregate principal amount) and Laird Cagan ($1 million principal amount) in February 2005. These notes payable of $2,500,000 are due October 7, 2005. They are reflected net of a discount of $760,000 to a net carrying value of $1,739,000 at March 31, 2005. This discount is due to 375,000 detachable warrants issued with the loan with a value of $925,000. The discount is being amortized over the life of the loan, with $165,000 expensed in the first quarter.

        In May 2005 the parties to this bridge loan signed an amendment altering certain terms of the agreement. The Lenders now have the right to accelerate payment or to convert all or any portion of the outstanding principle and accrued interest into common stock at the conversion price of $1.75 in the event the Company's outstanding bank borrowings exceed $5,000,000. The Company has the right to pre-pay after 7 business days if bank borrowings exceed $5,000,000.

        Our future capital requirements are expected to be substantial. Most notably, we desire to expand our Bethlehem facility to allow for anticipated future growth of production. We expect to incur incremental costs related to our real time image guidance system and research and development costs for conscious sedation. Accordingly, we will need to raise additional funds in the future through the private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital would have a material adverse effect on our results of operations and financial condition.

Item 3.     Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings.

        Not applicable.

Item 2.     Unregistered Sales of Securities and Use of Proceeds.

        Information concerning unregistered sales of securities during the fiscal quarter ended March 31, 2005 is furnished in our Form 8-K Report filed on February 17, 2005.

Item 3.     Defaults Upon Senior Securities.

        None.

Item 4.     Submission of Matters to a Vote of Security Holders.

        None.

Item 5.     Other Information.

        Reference is made to the information regarding our sale of $2.5 million of Convertible Promissory Notes (the "Notes") that is contained in our Form 8-K filed with the SEC on February 14, 2005, which is incorporated herein by reference. On May 11, 2005, the parties amended the Notes to amend provisions relating to optional prepayment, optional acceleration, and optional conversion rights of the Notes. As amended, each of these provisions, which were formerly triggered by the completion of $5 million of equity funding, is now triggered by the existence of aggregate outstanding indebtedness owed by the Registrant and its subsidiaries (on a consolidated basis) to one or more banks ("Bank Borrowing") in excess of $5 million. If Bank Borrowing in excess of $5 million occurs, then (1) commencing 7 business days thereafter Registrant will have the option to prepay the Notes, (2) commencing 7 business days thereafter the lenders will have the right to accelerate the maturity date of the Notes, and (3) commencing on that date the lenders will have the right to convert all or any portion of the outstanding Notes into shares of our Common Stock at $1.75 per share.

Item 6.     Exhibits and Reports on Form 8-K.

        (a)         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

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

                    10.5 †† Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005).

                    10.6 † Minrad Inc. Patents and Inventions Policy (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 31, 2005)..

                    10.7 † Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004).

                    10.8 * †† Exclusive Manufacturing and Distribution Agreement, effective June 9, 2004, and Addendum to Distribution Agreement, made as of March 28, 2005, between Minrad Inc. and RxElite Holdings Inc.

                    10.9 *Amendment, dated May 11, 2005, to $2.5 million Convertible Promissory Notes dated February 8, 2005 and February 15, 2005.

                    10.10 Form of Note Subscription Agreement, dated as of February 8, 2005, between Minrad International, Inc. and Tobin Family Trust relating to the sale and purchase of $1.5 million of convertible promissory notes, (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on February 14, 2005).

                    10.11 Form of Note Subscription Agreement, dated as of February 8, 2005, between Minrad International, Inc. and Laird Cagan relating to the sale and purchase of $1 million of convertible promissory notes, (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on February 14, 2005).

                    10.12 Form of convertible promissory note used in connection with $2.5 million convertible promissory note offering of February 8, 2005, (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on February 14, 2005).

                    10.13 Form of Warrant Agreement used in connection with $2.5 million convertible promissory note and warrant offering of February 8, 2005, (incorporated by reference to Exhibit 99.4 to Form 8-K filed with the SEC on February 14, 2005).

                    10.14 Form of Registration Rights Agreement used in connection with $2.5 million convertible promissory note offering of February 8, 2005 (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the SEC on February 14, 2005).

                    10.15 Form of Guaranty Agreement used in connection with $2.5 million convertible promissory note offering of February 8, 2005 (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the SEC on February 14, 2005).

                    10.16 † Form of Milestone Stock Option Agreement used in connection with options approved on April 21, 2005 under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 27, 2005).

                    31.1 *Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

                    31.2 *Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

                    32.1 *Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

* Filed herewith
† Compensation plan or arrangement.
†† Portions of document omitted and filed separately with the SEC under a request for confidential treatment.

        (b)     Reports on Form 8-K. During the fiscal quarter ended March 31, 2005, we filed Form 8-K Reports with the SEC on the following dates with respect to the following matters.

                (1)     February 14, 2005 -- relating to (a) sale of $2.5 million of convertible promissory notes and warrants to purchase 375,000 shares of common stock, and (b) sale of 321,714 shares of common stock.

                (2)     February 23, 2005 -- relating to confirmation of the appointment of William L. Bednarski as Chief Operating Officer of the Company.

                (3)     February 24, 2005 -- relating to the entry into a material definitive agreement relating to the distribution of Minrad's inhalation anesthetics in the human market in eleven European countries between Minrad Inc. and Merck Generiques.

                (4)     March 2, 2005 -- Amendment to Form 8-K filed December 21, 2004, relating to completion of the acquisition of Minrad Inc. by the Registrant, sales of unregistered securities, and a change in the Registrant's certifying accountant.

                (5)     March 17, 2005 -- relating to a press release of the Registrant, dated March 16, 2005, relating to its financial results for the quarter ended December 31, 2004.

Signatures

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	MINRAD INTERNATIONAL, INC.

	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., President and CEO
(Duly authorized officer and chief executive officer of the Registrant)