Form 10QSB
period 2005-06-30
MINRAD INTERNATIONAL, INC.
filed 2005-08-05
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

        The number of shares of the issuers common stock outstanding , as of the latest practicable date ( June 30, 2005), 28,463,991

        Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [ X ]

MINRAD INTERNATIONAL, INC.
Form 10-QSB
For the Quarterly Period Ended June 30, 2005
TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets - (unaudited)
	at June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations - (unaudited)
	Three months ended June 30, 2005 and 2004, and Six months ended June 30, 2005 and 2004	4
	Consolidated Statement of Changes in Shareholders' Equity (Deficit) - (unaudited)
	For the six months Ended June 30, 2005	5

	Consolidated Statement of Changes in Shareholders' Deficit - (unaudited)
	For the six months Ended June 30, 2004	6

	Consolidated Statements of Cash Flows - (unaudited)
	Six months ended June 30, 2005 and 2004	7

	Notes to Financial Statements	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	20

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21

	SIGNATURES	23

PART I

Item 1.     Financial Statements.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30, 2005	December 31, 2004

Current Assets:
Cash, and cash equivalents	$5,327,935	$2,930
Accounts receivable, net	2,137,961	606,229
Stock subscription receivable	581,863	-
Inventories, net	1,061,561	1,069,565
Prepaid expenses	1,069,720	472,049
Total current assets	10,179,040	2,150,773

Property and Equipment:
Machinery and equipment	1,080,530	721,501
Computers	155,988	128,949
Furniture and fixtures	22,641	22,641
Construction in progress	-	300,241
	1,259,159	1,173,332
Less accumulated depreciation	754,533	674,126
Total property and equipment	504,626	499,206

Other Assets	158,672	112,798

	$10,842,338	$2,762,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Demand notes payable
Stockholders' and affiliates	$2,073,595	$325,000
Wachovia Bank and others	-	1,146,125
Accounts payable	908,144	2,433,859
Accrued expenses	563,405	824,812
Due to affiliates	270,270	374,740
Current portion of long-term debt, including default reclassifications	31,333	1,022,309
Total current liabilities	3,846,747	6,126,845

Long -Term Debt	760,389	-

Stockholders' Equity (Deficit)
Series A preferred stock	2,815	-
Common stock	284,640	208,588
Additional paid in capital	39,311,142	18,335,731
Accumulated deficit	(33,363,395)	(21,788,451)
Total stockholders equity (deficit)	6,235,202	(3,364,068)

	$10,842,338	$2,762,777

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue	$2,027,198	$948,551	$4,455,926	$1,827,002

Cost of goods sold	1,211,407	717,594	2,481,679	1,377,207

Gross profit	815,791	230,957	1,974,247	449,795

Operating expenses:
Sales and marketing	386,291	179,488	695,303	359,970
Research and development	430,492	264,555	768,808	498,706
Finance and administrative	723,859	546,341	1,376,302	937,415
Total operating expenses	1,540,642	990,384	2,840,413	1,796,091

Operating loss	(724,851)	(759,427)	(866,166)	(1,346,296)

Non-operating expenses:
Interest expense:
Stockholders and affiliates	854,210	48,273	1,548,734	233,082
Other	106,429	71,082	165,878	115,841
Debt conversion costs	-	-	-	(713,000)
Total non-operating expenses	960,639	119,355	1,714,612	1,061,923

Net Loss	$(1,685,490)	$(878,782)	$(2,580,778)	$(2,408,219)

Less Preferred Stock Dividends
Cash dividends	(27,606)	-	(27,606)	-
Non cash dividends	(6,598,549)	-	(6,598,549)	-
Net loss available for common stockholders	$(8,311,645)	$(878,782)	$(9,206,933)	$(2,408,219)

Net Loss per share basic and diluted	$(.29)	$(.04)	$(.33)	$(.12)

Weighted average common shares outstanding basic and diluted	28,366,817	23,288,898	28,302,094	19,793,610

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
For the Six Months Ended June 30, 2005

	Series A		Common		Additional
	Convertible Preferred Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	-	$-	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)
Sale of common stock; net of costs			321,714	3,217	431,965		435,182
Stock options exercised			5,000	50	8,700		8,750
Warrants issued with demand notes					925,188		925,188
Warrants issued on Wachovia guarantee					500,937		500,937
Net loss						(895,288)	(895,288)
Balance at March 31, 2005	-	$-	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)

Sale of preferred stock; net of costs	11,260	2,815			9,532,054		9,534,869
Stock options exercised			118,124	1,181	200,911		202,092
Stock based compensation on options extended					121,050		121,050
Warrants issued on Wachovia guarantee					479,586		479,586
Preferred Dividends:
Cash dividends						(27,606)	(27,606)
Amortization of beneficial conversion feature					6,598,549	(6,598,549)	-
Net loss						(1,685,490)	(1,685,490)
Balance at June 30, 2005	11,260	$2,815	28,463,991	$284,640	$39,311,142	$(33,363,395)	$6,235,202

See accompanying notes.

MINRAD INTERNATIONAL, INC.
STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Six Months Ended June 30, 2004

	Series B
	Convertible Preferred		Common		Additional
	Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	950,000	$475,000	14,155,485	$141,555	$11,727,531	$(19,380,232)	$(7,036,146)
Beneficial conversion feature of demand notes payable					123,000		123,000
Debt conversion costs					713,000		713,000
Conversion of liabilities to equity			2,846,049	28,460	2,370,984		2,399,444
Sale of common stock; net of costs			1,216,084	12,161	1,303,092		1,315,253
Conversion of series B preferred stock to common stock	(950,000)	(475,000)	1,140,000	11,400	463,600		-
Net loss						(1,529,437)	(1,529,437)
Balance at March 31, 2004	-	$-	19,357,618	$193,576	$16,701,207	$(20,909,669)	$(4,014,886)

Warrants converted to equity			44,794	448	(448)		-
Conversion of liabilities to equity			26,433	264	32,777		33,041
Sale of common stock; net of costs			1,415,000	14,150	1,576,095		1,590,245
Options exercised			15,000	150	26,100		26,250
Net loss						(878,782)	(878,782)
Balance at June 30, 2004	-	$-	20,858,845	$208,588	$18,335,731	$(21,788,451)	$(3,244,132)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,580,778)	$(2,408,219)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	82,908	68,886
Decrease in allowance for doubtful accounts	(56,000)	-
Debt conversion costs	-	713,000
Stock based compensation on options extended	121,050	-
Amortization of note discount	498,783	123,000
Warrants issued for guarantee	980,523	-
(Increase) decrease in assets:
Accounts receivable- trade	(1,475,733)	(29,838)
Inventory	8,004	14,858
Prepaid expenses	(597,671)	141,303
Increase (decrease) in liabilities:
Accounts payable	(1,525,716)	(779,766)
Accrued expenses	(411,512)	139,822

Net cash used by operating activities	(4,956,142)	(2,016,954)

Cash flows from investing activities:
Purchases of property and equipment	(85,827)	(61,278)
Acquisition of other assets	(39,470)	(17,362)
Net cash used by investing activities	(125,297)	(78,640)

Cash flows from financing activities:
Net decrease(increase) in restricted deposits	(8,904)	3,497
Net repayments to affiliates	(104,470)	(7,410)
Borrowings under demand notes payable	2,500,000	402,474)
Repayment under demand notes payable	(1,471,125)	(1,395,238)
Repayment under long term debt	(230,587)	(225,788)
Proceeds from sale of common stock; net of costs	435,182	2,905,498
Proceeds from options exercised	210,842	26,250
Proceeds from sale of preferred stock: net of costs	9,075,506	-
Net cash provided by financing activities	10,406,444	1,709,283

Net increase (decrease) in cash and cash equivalents	5,325,005	(386,311)

Cash-and cash equivalents - beginning of period	2,930	426,619
Cash and cash equivalents - end of period	$5,327,935	$40,308

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MINRAD International, Inc. and its wholly owned Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the Company's consolidated financial statements and footnotes as of and for the periods ended December 31, 2004 and September 30, 2004 and 2003 as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 2005.

NOTE 2: MERGER

As fully disclosed in the December 31, 2004 Form 10-KSB, on December 16, 2004, MINRAD Inc consummated a Merger Agreement with Technology Acquisition Corporation (TAC, now MINRAD International, Inc.) and its subsidiary. As of that date, the operations of the consolidated financial statements include the activity of the merged entities. The financial statements presented for the three and six months ended June 30, 2004 reflect the operations of MINRAD, Inc. only. On April 25, 2005 Minrad International, Inc. merged into a wholly owned Delaware subsidiary with the same name in order to change its state of incorporation from Nevada to Delaware.

NOTE 3: MINRAD EU

MINRAD EU, a wholly owned subsidiary of MINRAD Inc., was formed in February 2005 to hold existing and obtain future European pharmaceutical or image guidance registrations. Minrad, EU will act as a sales headquarters for several of our future international sales managers, and the office will be used to support various current and future distribution partners, including E. Merck with whom the Company signed a pharmaceutical distribution agreement in February 2005. MINRAD EU will set up a laboratory to conduct finished product testing of our pharmaceutical products according to the European requirements.

NOTE 4: DEMAND NOTES PAYABLE

In February 2005, the Company obtained financing of $2.5 million from existing shareholders, which includes (1) convertible promissory notes with an aggregate principal amount of $2.5 million which bear interest at 6% and mature in October 2005; and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the Company's common stock at $1.75 per share. These warrants were valued using the Black Scholes pricing model at $925,188, which was recorded as a note discount and is being amortized into interest expense over the term of the note. During the six months ended June 30, 2005, the amortization totaled $498,783. The remaining unamortized balance of $426,405 is reflected as a reduction to the face value of the note on the accompanying balance sheet.

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

In connection with the continuing guarantee agreement related to the Wachovia Bank demand note, an additional 300,000 warrants to purchase common stock at $.75 per share were granted to Kevin Kimberlin Partners L.P. (KKP) in the six months ended June 30, 2005. The warrants, which vest immediately and expire on various dates through May 2010, were valued using the Black Scholes pricing model, resulting in $980,523 being recorded and included in interest expense for the six months ended June 30, 2005. As of June 30, 2005 the Wachovia demand note has been fully paid. As a result, no further warrants will be issued in connection with this agreement.

NOTE 5: EQUITY

During the six months ended June 30, 2005 the Company sold 321,714 shares of the Company's stock at the price of $1.75 per share with net proceeds of $435,182. The Company granted 32,171 warrants exercisable at $1.75 per share in connection with this sale which vested immediately and expire after seven years.

Also during the six months ended June 30, 2005 the Company sold 11,260 shares of newly issued Series A Convertible Preferred Stock at the price of $1,000 per share with net proceeds of $9,534,869 after cash fees. As of June 30, 2005, $581,863 of the proceeds had not been received, and $122,500 of funding fees were included in accrued expenses. These amounts were received and paid in July, 2005. The preferred shares pay 6% dividends, have a maturity of four years, and each share is immediately convertible into 500 shares of common stock at the option of the holder, and will become convertible at the option of the Company if the Company's common stock reaches an average closing price of $5.00 per share with average volume of 50,000 shares traded per day over 20 consecutive days. The dividends are cumulative, accrue daily, and are payable quarterly in cash, or at the option of the Company, in common stock. At maturity and at the option of the Company, the shares will be converted into common stock or redeemed for $1,000 per share. In connection with the sale the Company granted to the investors 2,815,000 warrants exercisable at $3.85 per share, which vest immediately and expire after three years, and an additional 563,000 warrants as placement agent fees exercisable at $2.00 per share which also vest immediately and expire after seven years. The warrants were valued at $1,901,658 and $1,034,662 respectively using the Black Scholes pricing model.

In connection with the sale, the conversion feature of the Series A Preferred Stock is at a rate lower than the market price of the common stock at the date of the issuance, resulting in a non cash beneficial conversion feature of $6,598,549. This beneficial conversion feature has been immediately recognized as additional non cash dividends.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six-month period ended June 30, 2005 amounted to $ 208,379 (compared to $480,793 in 2004). There was minimal cash paid for income taxes during the six-month period ended June 30, 2005 and 2004.

	2005	2004
Note discount for value of detachable warrants granted with demand notes	$925,188	$-

Preferred stock subscription receivable, net of fundraising costs payable	$459,363	$-

Cash dividend payable	$27,606	$-

Non cash dividend	$6,598,549	$-

Conversion of demand notes and accrued interest into common stock	$-	$2,365,013

Conversion of accounts payable into common stock	$-	$67,472

Series B preferred stock converted to common stock	$-	$475,000

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

A summary of the status of options granted under the stock option plan for the six months ended June 30, 2005 is presented below:

	Number of Shares Subject To Options	Weighted Average Exercise Price

Outstanding as of December 31, 2004	2,360,917	$1.50
Granted to employees 1/1-6/30/05	458,750	$3.95
Forfeited in period 1/1-6/30/05	(62,334)	$1.51
Exercised in period 1/1-6/30/05	(123,124)	$1.71
Outstanding as of June 30, 2005	2,634,209	$1.92

Exercisable as of June 30, 2005	988,106	$1.51

Options outstanding as of June 30, 2005 had exercise prices ranging from $1.40 to $4.75

The Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been charged to earnings for options granted to employees for the period ended June 30, 2005 since all such options have an exercise price greater than the market value on the date of grant, other than certain options to seven non-executive employees that were extended resulting in non cash compensation cost of $121,050.

The weighted average fair value of the options granted to employees during the 6 month period ended June 30, 2005 was $2.16 per share ($0.12 for 2004).

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss would have increased as follows.

	6 Month	6 Month
	Period Ended	Period Ended
	June 30, 2005	June 30, 2004

Net loss as reported	$(2,580,779)	(2,408,219)

Stock based employee compensation costs
included in the determination of net loss	121,050	-

Total stock-based employee
compensation expense determined
under fair value method	(157,644)	(10,262)

Net loss- pro forma	$(2,617,373)	(2,418,481)

The effect of using the fair value method did not have any impact on earnings per share.

Management has valued the options at their date of grant utilizing the Black Scholes pricing model. The following weighted-average assumptions were utilized in the fair value calculations:

	June 30, 2005		June 30, 2004

Expected dividend yield	0%		0%
Expected stock price volatility	34%		0%
Risk-free interest rate	4%		4%
Expected life of options	7	years	6	years

NOTE 8: RELATED PARTY TRANSACTIONS

In connection with the Company's issuance of Series A Preferred stock, as discussed in Note 5, $616,850 of the fees were paid to shareholders or affiliates. Also 385,500 of placement agent warrants were granted to shareholders or affiliates. In addition as discussed in Note 4, the company granted 300,000 warrants to Kevin Kimberlin Partners, L.P. who is in control of a stockholder in the Company, in relation to a guarantee of certain bank debt. Interest to shareholders related to the $2,500,000 bridge notes amounted to approximately $60,000.

NOTE 9: EARNINGS PER SHARE

If the Company had generated earnings during the 6 months ended June 30, 2005, approximately 6,900,000 common stock equivalent shares would have been added to the weighted average shares outstanding (none for the 6 months ended June 30, 2004). These additional shares represent the assumed conversion of Series A Preferred Stock, the assumed conversion of convertible debt, and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company's stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

NOTE 10: SUBSEQUENT EVENTS

On July 15, 2005 the Company filed form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) to register up to 25,120,561 shares of common stock for sale by selling security holders.

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

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading "Risk Factors" in Item 1 of our Form 10-KSB filed with the SEC on March 31, 2005 (the "Risk Factors"), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors, including the following:

•	our limited operating history and business development associated with being a growth stage company;
•	our history of operating losses, which we expect to continue;
•	our possible need to obtain future funding through equity or debt financings;
•	our dependence on key personnel;
•	our need to attract and retain technical and managerial personnel;
•	our ability to execute our business strategy;
•	our dependence on our strategic partnerships;
•	intense competition with established leaders in the medical devices industry;
•	our reliance on third-party suppliers;
•	our exposure to product liability claims resulting from the use of our products;

•	our exposure to unanticipated and uncontrollable business interruptions;
•	changes in international economic, political and regulatory conditions, interest rates and currency movements;
•	the costs and effects of complying with changes to existing laws and regulations;
•	the effect of failing to receive regulatory approval for new and existing products;
•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and regulation of our products;
•	our ability to successfully complete the integration of any future acquisitions;
•	our ability to project the market for our products based upon estimates and assumptions;
•	our exposure to undisclosed liabilities of the public shell corporation and the lack of established broker-dealer relationships for our stock;
•	our ability to generate enough positive cash flow to pay our creditors;
•	the increase in legal, accounting and insurance expenses related to being a public company;
•	our ability to achieve and maintain adequate internal controls necessary to comply with regulations governing financial reporting;
•	our ability to protect our intellectual property and proprietary technologies;
•	costs associated with potential intellectual property infringement claims asserted by a third party; and
•	our ability to protect, and build recognition of, our trademarks and trade names.

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

Company Background

MINRAD International, Inc. (MINRAD) is an acute care company with two product lines - real-time image guidance and anesthesia and analgesia. The real-time image guidance products have broad applications in orthopedics, neurosurgery, interventional radiology and pain management. These devices enable medical professionals to improve the accuracy of interventional procedures and reduce radiation exposure. MINRAD International also manufactures and markets generic inhalation anesthetics for use in connection with human and veterinary surgical procedures. We are developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide in dental surgery, provides a patient with pain relief without loss of consciousness.

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

Progress against these key milestones during the period was reflected in the success of new and expanded distributors in key markets, the successful recruitment of high quality personnel from senior management to engineers, improved capacity utilization, the successful fund raising of $11,260,000 of Series A convertible Preferred Stock (see liquidity and capital) and the securing of $2,500,000 in bridge financing.

Each of these success factors will be addressed in the discussion of operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenue	$ 4,456,000	$ 1,827,000	$ 2,629,000	143%

Gross Margin	1,974,000	450,000	1,524,000	339%
Gross Margin %	44.3%	24.6%	19.7 pts

Research and Development	769,000	499,000	270,000	54%
Sales and Marketing	695,000	360,000	335,000	93%
Finance and Administration	1,376,000	937,000	439,000	47%

Operating Loss	(866,000)	(1,346,000)	(480,000)	(36)%

Interest Expense: Cash	(236,000)	(349,000)	(113,000)	(32)%

Interest Expense: Non-cash	(1,479,000)	(713,000)	766,000	107%

Net Loss	$ (2,581,000)	$ (2,408,000)	$ 173,000	7%

EPS	$ (0.33)	$ (0.12)	$ 0.21	175%

Revenue

The increase in revenue of $2,629,000 came from both the North American and International sales areas. For the period ended June 30, 2005 Latin American sales increased by $917,000 or 139% from $662,000 to $1,579,000, largely driven by a new distributor for Venezuela and increased sales in Brazil. North American sales increased by $692,000 to $952,000 from $260,000. This increase of 266% was driven by additional sales through a new distributor in the USA. The original equipment manufactures, or OEM business, increased by $423,000 from $ 136,000 to $579,000 due largely to the successful spot bid for enflurane ultimately shipped to Iraq. Sales in Japan increased by 224% from $123,000 to $398,000 as our distributor there has expanded their operation through acquisition,

Gross Margin

The gross margin improved by $1,524,000 from 24.6% to 44.3% or 19.7 percentage points primarily due to increased volume and decreased relative costs. Standard costs were reduced year over year improving the gross margin at standard to 60% for the period ended June 30, 2005 from 56% in the prior period. Unfavorable manufacturing variances of $713,000 for the period ended June 30, 2005 were largely driven by volume variances in the production of inhalation anesthetics of $460,000. This was due to under absorbed overhead of $373,000 and under absorbed labor of $87,000.  Purchase price variances were $63,000, unfavorable.

Research & Development

The increase in research and development of $270,000 is primarily related to a payroll increase of $164,000. This largely reflects increased personnel related to our expanding image-guided product line, $45,000 for the extension of options which was a non cash expense, and approximately $50,000 related to staffing our new European subsidiary MINRAD EU which was incorporated in the 1st quarter of 2005. Research and development expenses are expected to increase as we continue to work on new products.

Sales & Marketing

The increase in Sales and Marketing expense of $335,000 can be primarily attributed to the following: approximately $121,000 of the increase is in personnel to support our anesthesia and analgesia contracts and establish a communications department; $ 47,000 for increased convention and marketing expenses primarily associated with the launch of the SabreSourceTM system; $61,000 for increased travel and relocation expenses; a $61,000 increase for volume related freight and commission expenses; and $31,000 for the extension of options which was a non cash expense.

Finance & Administration

The year over year increase of $439,000 was largely driven by increased staffing to support the growth of the business and increased compliance costs related to becoming a public company. Year over year increases in personnel costs of $195,000 included the establishment of the key new positions COO and Controller as well as administrative support. An increase of $89,000 in legal and professional costs were related to being a public company versus a privately held company. Travel and relocation expense increased by $93,000 related to further development of the business. There was a $45,000 increase for the extension of options which was a non cash expense, also a $41,000 increase in insurance expense, and $27,000 from increased franchise taxes. These costs were partially offset by a reduction of $56,000 in bad debt reserves due to collection of previously reserved accounts. Finance and administration costs will continue to increase as we continue to meet Securities and Exchange Commission and Sarbanes-Oxley compliance requirements.

Interest Expense: Cash

Interest Expense: Cash interest declined sharply between periods reflecting the company's fund raising efforts in calendar 2005 resulting in the conversion and repayment of outstanding obligations. Interest expense in the six months ended June 30, 2005 was $236,000 compared to $349,000 in the same period a year earlier, a 32% reduction in expense. Cash interest expense will continue to decline in the 3rd Quarter.

Interest Expense: Non-cash

The Company booked $1,479,000 in imputed (non-cash) interest expense in the six months ended June 30, 2005 attributed to debt discount amortization of warrants issued in connection with debt instruments. This was an increase of $766,000, or 107%, over the same period in 2004. Approximately $980,000 of the imputed interest for the six months ended June 30, 2005 was related to warrants issued to Kevin Kimberlin Partners for providing its guarantee of a $1 million working capital line. The working capital line was paid off and retired in June of 2005, and no additional warrants will be issued in connection with Kevin Kimberlin's guarantee. Also $499,000 was incurred in association with the $2.5 million bridge financing (see Liquidity and Capital below). Future non cash interest will include $426,000 for the continued amortization of the bridge loan discount, and will also include $1,600,000 attributed to the beneficial conversion rights if the $2,500,000 bridge loan becomes convertible. For the period ended June 30, 2004 the Company incurred debt inducement costs of $713,000.

Dividends

For the period ended June 30, 2005 the Company paid $27,000 in cash dividends on the Series A convertible preferred stock, and non cash dividends of $60,000. Both will continue and increase significantly in the future.

Net Loss

The Net Loss for the six months ended June 30, 2005 was $(2,581,000) an increase of $173,000 or 7% from the prior year of $(2,408,000). This is primarily attributed to the increase in operating expenses and non cash interest, while being offset by increases in revenue, volume, and gross margin. Without non cash interest expense, the loss for the six months ended June 30, 2005, would have been $(1,102,000) compared to $(1,695,000) for the prior year, a decrease of $593,000 or 35%.

Liquidity and Capital

As of June 30, 2005, we had current assets of approximately $10.2 million, including cash of $5.3 million, and current liabilities of approximately $3.8 million.

Net cash used by operating activities increased by $ 2,939,000 to $4,956,000 or 146% from $2,017,000 in the six months ended June 30, 2004. The increase was largely attributable to an increase in accounts receivable of $1,446,000 due to revenue growth, an increase in prepaid expenses of $739,000 for advance payments to secure raw materials, a decrease of accounts payable and accrued expenses of $1,297,000 due to cash available from financing sources, and a decrease in allowance for doubtful accounts of 56,000 due to collection of previously reserved accounts. These were offset by a net increase of certain non cash interest of $643,000, and an increase in stock based compensation on options extended by $121,000.

Cash provided by financing activities increased by $8,697,000 from $1,709,000 to $10,406,000 in the six months ended June 30, 2005. This included the gross proceeds from the sale of Series A preferred stock of $11,260,000 ($9,076,000 net of costs) and a bridge loan of $2,500,000 which represents an increase of $2,098,000 over borrowings in the same period last year. This is offset by a reduction in proceeds from the sale of common stock of $2,470,000.

During the quarter ended June 30, 2005, the Company sold 11,260 shares of Series A convertible preferred stock and warrants to purchase 2,815,000 shares of common stock. See the information under "Note 5: EQUITY" contained in the Notes to the Financial Statements in Part I of this report, which is incorporated herein by reference.

We issued convertible promissory notes to the Tobin Family Trust ($1.5 million aggregate principal amount) and Laird Cagan ($1 million principal amount) in February 2005. These notes payable of $2,500,000 are due October 7, 2005. They are reflected net of a discount of $426,000 to a net carrying value of $2,074,000 at June 30, 2005. This discount is due to 375,000 detachable warrants with a value of $925,000 issued with the loan. The discount is being amortized over the life of the loan, with approximately $499,000 expensed in the first six months.

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

Due to the Preferred Stock sale and bridge loan financing our future capital requirements have been significantly reduced. During the remainder of 2005, we plan to expand our Bethlehem facility to allow for anticipated future growth of production. We expect to incur incremental costs related to our real time image guidance system and research and development costs for conscious sedation. In addition, we will need to raise additional funds in the future through the establishment of a line of credit of approximately $3,500,000 for working capital purposes. Also, we may need to raise additional funds through the private or public sales of equity securities or the incurrence of additional indebtedness. We currently have Board of Director approval to secure an additional $3,740,000 in equity.  The average monthly cash burn rate over the six months ended June 30, 2005 was approximately $1,762,000. This level of cash usage included, among other things, the use of financing received to pay certain outstanding obligations, including long and short term debt of approximately $1,214,000. Previous defaults of long term debt have been remediated, accordingly all previous classifications as current have been cleared. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock and preferred stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital may have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

          During the period from June 10, 2005 through June 30, 2005, we sold 11,260 shares of Series A convertible preferred stock and warrants to purchase 2,815,000 shares of common stock for an aggregate price of $11.26 million. Each share of Series A preferred stock is convertible into 500 shares of common stock, and the related warrants are exercisable for a period of three years at $3.85 per share of common stock. The sales were made to 19 persons and entities, with substantially all of the shares being purchased by institutional investors and their related parties. The sales of Series A convertible preferred stock and warrants were made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act in an offering made exclusively to accredited investors, as that term is defined in Rule 501 of Regulation D. In connection with the sales, we paid placement agent fees and/ or finders aggregate cash fees of $1,101,000 and issued warrants exercisable for a period of 7 years to purchase 563,000 shares of common stock at $2.00 per share. The principal placement agents for the sales were KeyBanc Capital Markets and Chadbourn Securities, Inc.

          Information concerning other unregistered sales of securities during the fiscal quarter ended June 30, 2005 is furnished in our reports on Form 8-K filed on June 14, 2005 and June 21, 2005.

Item 3. Defaults upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          We held our annual meeting of shareholders on April 21, 2005. At the meeting, each of our directors was re-elected. The results of the votes for our directors were as follows:

William H. Burns, Jr.: 22,751,792 For; 271,187 Abstained
David DiGiacinto: 22,772,204 For; 250,875 Abstained
David Donaldson: 22,772,204 For; 250,875 Abstained
Donald Farley: 22,772,204 For; 250,875 Abstained
Duane Hopper: 22,772,204 For; 250,875 Abstained
Robert Lifeso: 22,772,204 For; 250,875 Abstained
John Rousseau: 22,772,204 For; 250,875 Abstained

          In addition, the following matters were approved by the shareholder votes indicated.

a.	Approval of the 2005 Directors' Compensation Plan: votes for: 22,639,951; votes against: 383,128; votes withheld or abstained: 317,788.
b.	Approval of the reincorporation of the company from the State of Nevada to the State of Delaware: votes for: 22,736,549; votes against: 286,530; votes withheld or abstained: 317,788.
c.	Ratification of the appointment of Freed, Maxick & Battaglia, CPAs, PC as the company's independent auditor for 2005: votes for: 22,740,374; votes against: 282,705; votes withheld or abstained: 317,788.

Item 5. Other Information.

          On April 25, 2005, the re-incorporation of Minrad International, Inc. in Delaware was completed through a merger into a wholly owned subsidiary with the same name.

Item 6. Exhibits and Reports on Form 8-K.

          (a)     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

3.0	Certificate of Designations, filed with the Secretary of State of the State of Delaware on June 8, 2005, for the purpose of amending the Certificate of Incorporation of Minrad International, Inc. to provide for the designations, rights and preferences of Series A convertible preferred stock (incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 14, 2005.
10.1†	Form of Milestone Stock Option Agreement used in connection with options approved on April 21, 2005 under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2005).
10.2	Securities Purchase Agreement, dated as of June 8, 2005, between Minrad International, Inc. and certain Buyers, relating to the sale of Series A convertible preferred stock and warrants (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 14, 2005).
10.3	Warrant, dated as of June 8, 2005, issued to Buyers under Securities Purchase Agreement of the same date with Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 14, 2005).
10.4	Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under the Securities Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4 to Form 8-K filed on June 14, 2005).
10.5	Securities Purchase Agreement, dated as of June 17, 2005, between Minrad International, Inc. and certain Buyers, relating to the sale of Series A convertible preferred stock and warrants (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 21, 2005).
10.6	Warrant, dated as of June 17, 2005, 2005, issued to Buyers under Securities Purchase Agreement of the same date with Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 21, 2005).
10.7	Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under the Securities Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4 to Form 8-K filed on June 21, 2005.

10.8*	Securities Purchase Agreement, dated as of June 28, 2005, between Minrad International, Inc. and certain Buyers, relating to the sale of Series A convertible preferred stock and warrants
10.9*	Warrant, dated as of June 28, 2005, 2005, issued to Buyers under Securities Purchase Agreement of the same date with Minrad International, Inc.
10.10*	Registration Rights Agreement, dated as of June 28, 2005, between Minrad International, Inc. and Buyers under the Securities Purchase Agreement of the same date
10.11	Amendment, dated May 11, 2005, to $2.5 million Convertible Promissory Notes dated February 8, 2005 and February 15, 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed on May 13, 2005).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

* Filed herewith
† Compensation plan or arrangement.

          (b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2005, we filed Form 8-K Reports with the SEC on the following dates with respect to the following matters.

                    (1) April 19, 2005 -- relating to expansion of an existing distribution agreement with RxElite Holdings Inc.

                    (2) April 27, 2005 -- relating to (a) approval of grants of stock options to executive officers and employees, and (b) completion of the re-incorporation of Minrad International, Inc. from Nevada to Delaware on April 25, 2005.

                    (3) June 14, 2005 -- relating to (a) sale of 7,035 shares Series A convertible preferred stock together with warrants to purchase 1,58,750 common stock for an aggregate purchase price of $7.035 million, and (b) amendment to the Certificate of Incorporation of the company to provide for issuance of Series A convertible preferred stock.

                    (4) June 21, 2005 -- relating to the sale of 3,000 shares of Series A convertible preferred stock together with warrants to purchase 750,000 shares of common stock for an aggregate purchase price of $3 million.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005	MINRAD INTERNATIONAL, INC.

	By:	/s/ William H. Burns, Jr.
President and CEO (Duly authorized officer and chief executive officer of the Registrant)