Form 10QSB
period 2005-11-14
MINRAD INTERNATIONAL, INC.
filed 2005-11-14
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [ ]  No [X]

          The number of shares of the issuers common stock outstanding , as of the latest practicable date (November 11, 2005) 29,064,839

          Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

MINRAD INTERNATIONAL, INC.
Form 10-QSB
For the Quarterly Period Ended September 30, 2005
TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

	Consolidated Balance Sheets
	at September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations
	Three months ended September 30, 2005 and 2004, and	4
	Nine months ended September, 30, 2005 and 2004
	Consolidated Statement of Changes in Stockholders' Equity (Deficit)
	For the nine months ended September 30, 2005	5

	Statement of Changes in Stockholders' Deficit
	For the nine months ended September 30, 2004	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2005 and 2004	7

	Notes to Financial Statements	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21

	SIGNATURES	23

PART I

Item 1. Financial Statements.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$1,461,058	$2,930
Accounts receivable, net	2,782,943	606,229
Inventories, net	3,372,949	1,069,565
Prepaid expenses	682,340	472,049
Total current assets	8,299,290	2,150,773

Property and Equipment:
Machinery and equipment	1,167,125	721,501
Computers	215,604	128,949
Furniture and fixtures	22,641	22,641
Construction in progress	-	300,241
	1,405,370	1,173,332
Less accumulated depreciation	800,380	674,126
Total property and equipment	604,990	499,206

Other Assets	143,593	112,798
	$9,047,873	$2,762,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Demand notes payable
Stockholders' and affiliates	$2,471,761	$325,000
Wachovia Bank and others	-	1,146,125
Accounts payable	492,991	2,433,859
Accrued expenses	878,649	824,812
Due to affiliates	-	374,740
Current portion of long-term debt, including default reclassifications	32,767	1,022,309
Total current liabilities	3,876,168	6,126,845

Long -Term Debt	748,975	-

Commitments and Contingencies (See Note 11)	-	-

Stockholders' Equity (Deficit)
Series A preferred stock	2,815	-
Common stock	284,706	280,192
Additional paid in capital	39,229,881	20,512,202
Accumulated deficit	(35,094,672)	(24,156,462)
Total stockholders equity (deficit)	4,422,730	(3,364,068)

	$9,047,873	$2,762,777

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Revenue	$1,423,221	$1,240,631	$5,879,147	$3,067,633

Cost of goods sold	898,448	867,416	3,380,127	2,244,623

Gross profit	524,773	373,215	2,499,020	823,010

Operating expenses:
Sales and marketing	425,281	182,616	1,120,584	542,586
Research and development	535,640	308,838	1,304,448	807,544
Finance and administrative	682,906	705,350	2,059,208	1,642,765
Total operating expenses	1,643,827	1,196,804	4,484,240	2,992,895

Operating loss	(1,119,054)	(823,589)	(1,985,220)	(2,169,885)

Non-operating expenses:
Interest expense:
Stockholders and affiliates	(436,874)	(21,615)	(1,961,429)	(254,697)
Other	(3,781)	(142,424)	(193,839)	(258,265)
Debt conversion costs	-	-	-	(713,000)
Total non-operating expenses	(440,655)	(164,039)	(2,155,267)	(1,225,962)

Net Loss	$(1,559,709)	$(987,628)	$(4,140,487)	$(3,395,847)

Less Preferred Stock Dividends
Cash dividends	(171,568)	-	(199,174)	-
Non cash dividends	-	-	(6,598,549)	-
Net loss available for common stockholders	$(1,731,277)	$(987,628)	$(10,938,210)	$(3,395,847)

Net Loss per share, basic and diluted	$(.06)	$(.04)	$(.39)	$(.15)

Weighted average common shares outstanding, basic and diluted	28,467,283	27,147,154	28,357,762	22,275,027

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
For the Nine Months Ended September 30, 2005

	Series A		Common		Additional
	Convertible Preferred Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	-	$-	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)
Sale of common stock; net of costs			321,714	3,217	431,965		435,182
Stock options exercised			5,000	50	8,700		8,750
Warrants issued with demand notes					925,188		925,188
Warrants issued on Wachovia guarantee					500,937		500,937
Net loss						(895,288)	(895,288)
Balance at March 31, 2005	-	$-	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)

Sale of preferred stock; net of costs	11,260	2,815			9,532,054		9,534,869
Stock options exercised			118,124	1,181	200,911		202,092
Stock based compensation on options extended					121,050		121,050
Warrants issued on Wachovia guarantee					479,586		479,586
Preferred Dividends:
Cash dividends						(27,606)	(27,606)
Amortization of beneficial conversion feature					6,598,549	6,598,549	-
Net loss						(1,685,490)	(1,685,490)
Balance at June 30, 2005	11,260	$2,815	28,463,991	$284,640	$39,311,142	$(33,363,395)	$6,235,202

Stock options exercised			6,583	66	9,963		$10,029
Preferred stock issuance costs					(91,224)		(91,224)
Preferred stock cash dividends						(171,568)	(171,568)
Net loss						(1,559,709)	(1,559,709)
Balance at September 30, 2005	11,260	$2,815	28,470,574	$284,706	$39,229,881	$(35,094,672)	$4,422,730

See accompanying notes

MINRAD INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Nine Months Ended September 30, 2004

	Series B
	Convertible Preferred		Common		Additional
	Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	950,000	$475,000	14,155,485	$141,555	$11,727,531	$(19,380,232)	$(7,036,146)
Beneficial conversion feature of demand notes payable					123,000		123,000
Debt conversion costs					713,000		713,000
Conversion of liabilities to equity			2,846,049	28,460	2,370,984		2,399,444
Sale of common stock; net of costs			1,216,084	12,161	1,303,092		1,315,253
Conversion of series B preferred stock to common stock	(950,000)	(475,000)	1,140,000	11,400	463,600		-
Net loss						(1,529,437)	(1,529,437)
Balance at March 31, 2004	-	$-	19,357,618	$193,576	$16,701,207	$(20,909,669)	$(4,014,886)

Warrants converted to equity			44,794	448	(448)		-
Conversion of liabilities to equity			26,433	264	32,777		33,041
Sale of common stock; net of costs			1,415,000	14,150	1,576,095		1,590,245
Options exercised			15,000	150	26,100		26,250
Net loss						(878,782)	(878,782)
Balance at June 30, 2004	-	$-	20,858,845	$208,588	$18,335,731	$(21,788,451)	$(3,244,132)

Conversion of debt to equity			925,051	9,251	571,907		581,158
Sale of common stock; net of costs			580,000	5,800	638,749		644,549
Net Loss						(987,628)	(987,628)

Balance at September 30, 2004	-		$22,363,896	$223,639	$19,546,387	$(22,776,079)	$(3,006,053)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended September 30, 2005	Ended September 30, 2004
Cash flows from operating activities:
Net loss	$(4,140,487)	$(3,395,847)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	131,255	102,253
Decrease in allowance for doubtful accounts	(314,078)	(10,000)
Debt conversion costs	-	713,000
Stock based compensation on options extended	121,050	-
Amortization of note discount	896,949	123,000
Warrants issued for guarantee	980,523	-
(Increase) decrease in assets:
Accounts receivable- trade	(1,862,637)	(19,347)
Inventory	(2,303,384)	(234,291)
Prepaid expenses	(210,291)	201,367
Increase (decrease) in liabilities:
Accounts payable	(1,940,868)	(211,996)
Accrued expenses	(110,402)	8,377

Net cash used by operating activities	(8,752,370)	(2,723,484)

Cash flows from investing activities:
Purchases of property and equipment	(232,038)	(156,423)
Acquisition of other assets	(39,470)	(57,805)
Net cash used by investing activities	(271,508)	(214,228)

Cash flows from financing activities:
Net decrease in restricted deposits	3,675	21,004
Net advances (repayments) to affiliates	(374,740)	13,341
Borrowings under demand notes payable	2,500,000	722,467
Repayments under demand notes payable	(1,471,125)	(1,584,103)
Repayments under long term debt	(240,567)	(237,325)
Proceeds from sale of common stock; net of costs	431,965	3,550,047
Proceeds from options exercised	219,574	26,250
Preferred cash dividends paid	(27,606)	-
Proceeds from sale of preferred stock: net of costs	9,440,830	-
Net cash provided by financing activities	10,482,006	2,511,681

Net increase (decrease) in cash and cash equivalents	1,458,128	(426,031)

Cash-and cash equivalents - beginning of period	2,930	426,618
Cash and cash equivalents - end of period	$1,461,058	$587

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Minrad International, Inc. and its wholly owned Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the Company's consolidated financial statements and footnotes as of and for the periods ended December 31, 2004 and September 30, 2004 and 2003 as filed with the Securities and Exchange Commission ("SEC") on Form 10-KSB on March 31, 2005.

NOTE 2: MERGER

        As disclosed in the December 31, 2004 Form 10-KSB, on December 16, 2004, Minrad Inc. consummated a Merger Agreement with Technology Acquisition Corporation (now Minrad International, Inc.) and its subsidiary. As of that date, the operations of the consolidated financial statements include the activity of the merged entities. The financial statements presented for the three and nine months ended September 30, 2004 reflect the operations of Minrad, Inc. only. On April 25, 2005 Minrad International, Inc. merged into a wholly owned Delaware subsidiary with the same name in order to change its state of incorporation from Nevada to Delaware.

NOTE 3: MINRAD EU

        MINRAD EU, a wholly owned subsidiary of MINRAD Inc., was formed in February 2005 to hold existing and obtain future European pharmaceutical or image guidance registrations. Minrad EU will act as a sales headquarters for several of our future international sales managers, and the office will be used to support various current and future distribution partners, including E. Merck with whom the Company signed a pharmaceutical distribution agreement in February 2005. MINRAD EU will set up a laboratory to conduct finished product testing of our pharmaceutical products according to the European requirements.

NOTE 4: DEMAND NOTES PAYABLE

        In February 2005, the Company obtained financing of $2.5 million from existing shareholders, which includes (1) convertible promissory notes with an aggregate principal amount of $2.5 million which bear interest at 6% and mature in October 2005; and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the Company's common stock at $1.75 per share. These warrants were valued using the Black Scholes pricing model at $925,188, which was recorded as a note discount and is being amortized into interest expense over the term of the note. During the nine months ended September 30, 2005, the amortization totaled $896,949. The remaining unamortized balance of $28,239 is reflected as a reduction to the face value of the note on the accompanying balance sheet.

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

        On October 7, 2005 the $2,500,000 demand notes matured and were fully paid back along with interest of $97,151.  This occurred before they were convertible by the holder and therefore the $1.6 million interest charge described above will not occur.

        In connection with the continuing guarantee agreement related to the Wachovia Bank demand note, an additional 300,000 warrants to purchase common stock at $.75 per share were granted to Kevin Kimberlin Partners L.P. in the nine months ended September 30, 2005. The warrants, which vest immediately and expire on various dates through May 2010, were valued using the Black Scholes pricing model, resulting in $980,523 being recorded and included in interest expense for the nine months ended September 30, 2005. As of June 30, 2005 the Wachovia demand note has been fully paid.  As a result, no further warrants will be issued in connection with this agreement.

NOTE 5: EQUITY

        During the nine months ended September 30, 2005 the Company sold 321,714 shares of the Company's common stock at the price of $1.75 per share with net proceeds of $431,965. The Company granted 32,171 warrants exercisable at $1.75 per share in connection with this sale which vested immediately and expire after seven years.

        Also during the nine months ended September 30, 2005 the Company sold 11,260 shares of newly issued Series A convertible preferred stock at the price of $1,000 per share with net proceeds of $9,440,830 after cash fees. The preferred shares pay 6% dividends, have a maturity of four years, and each share is immediately convertible into 500 shares of common stock at the option of the holder, and will become convertible at the option of the Company if the Company's common stock reaches an average closing price of $5.00 per share with average volume of 50,000 shares traded per day over 20 consecutive days. The dividends are cumulative, accrue daily, and are payable quarterly in cash, or at the option of the Company, in common stock. Total dividends for the nine month period ended September 30, 2005 amounted to approximately $199,000. At maturity and at the option of the Company, the shares will be converted into common stock or redeemed for $1,000 per share. In connection with the sale the Company granted to the investors warrants for the purchase of 2,815,000 shares of common stock exercisable at $3.85 per share, which vest immediately and expire after three years, and additional warrants to purchase 563,000 shares of common stock as placement agent fees exercisable at $2.00 per share which also vest immediately and expire after seven years. The warrants were valued at $1,901,658 and $1,034,662 respectively using the Black Scholes pricing model.

        In connection with the sale, the conversion feature of the Series A convertible preferred stock is at a rate lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $6,598,549. This beneficial conversion feature has been immediately recognized as additional non cash preferred stock dividends.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest during the nine-month period ended September 30, 2005 amounted to $211,616 (compared to $680,486 in 2004). There was minimal cash paid for income taxes during the nine -month period ended September 30, 2005 and 2004.

	2005	2004
Note discount for value of detachable warrants granted with demand notes	$925,188	$-

Cash dividend payable	$171,568	$-

Non - cash dividend	$6,598,549	$-

Conversion of demand notes and accrued interest into common stock	$-	$2,928,750

Conversion of accounts payable into common stock	$-	$67,472

Series B preferred stock converted to common stock	$-	$475,000

Conversion of employee advances into common stock	$-	$17,421

Equipment acquired by the assumption of current liabilities	$-	$50,980

        Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 7: STOCK OPTIONS

        The Company adopted our 2004 Stock Option Plan, which authorizes the grant of up to 7,170,500 options to officers and other employees. To date, options granted under this plan have been incentive stock options with an exercise price of not less than 110% of the market value on the day of grant. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.

        A summary of the status of options granted under the stock option plan for the nine months ended September 30, 2005 is presented below:

	Number of	Weighted
	Shares Subject	Average
	To Options	Exercise Price

Outstanding as of December 31, 2004	2,360,917	$1.50
Granted to employees 1/1-9/30/05	669,750	$3.89
Forfeited in period 1/1-9/30/05	(97,501)	$1.71
Exercised in period 1/1-9/30/05	(129,707)	$1.70
Outstanding as of September 30, 2005	2,803,459	$2.05

Exercisable as of September 30, 2005	1,142,409	$1.54

        Options outstanding as of September 30, 2005 had exercise prices ranging from $1.40 to $4.75

        The Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been charged to earnings for options granted to employees for the period ended September 30, 2005 since all such options have an exercise price greater than the market value on the date of grant, other than certain options to seven non-executive employees that were extended resulting in non cash compensation cost of $121,050.

        The weighted average fair value of the options granted to employees during the 9 month period ended September 30, 2005 was $1.89 per share ($0.12 for 2004).

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss would have increased as follows.

	9 Month	9 Month
	Period Ended	Period Ended
	September 30 2005	September 30, 2004

Net loss as reported	$(4,140,487)	(3 ,395,847)

Stock based employee compensation costs
included in the determination of net loss	121,050	-

Total stock-based employee
compensation expense determined
under fair value method	(266,549)	(10,320)

Net loss- pro forma	$(4,285,986)	(3,406,167)

        The effect of using the fair value method did not have any impact on earnings per share.

        Management has valued the options at their date of grant utilizing the Black Scholes pricing model. The following weighted-average assumptions were utilized in the fair value calculations:

	September 30, 2005		September 30, 2004

Expected dividend yield	0%		0%
Expected stock price volatility	34%		0%
Risk-free interest rate	4%		4%
Expected life of options	7	years	6	years

NOTE 8: RELATED PARTY TRANSACTIONS

        In connection with the Company's issuance of Series A convertible preferred stock, as discussed in Note 5, $616,850 of the fees were paid to shareholders or affiliates. Also warrants to purchase 385,500 shares of common stock were granted to shareholders or affiliates. In addition as discussed in Note 4, the Company granted warrants to purchase 300,000 shares of common stock to Kevin Kimberlin Partners, L.P. who controls a stockholder in the Company, in relation to a guarantee of certain bank debt. Interest to shareholders related to the $2,500,000 demand notes amounted to approximately $90,000, in addition to the interest related to the amortization of the note discount discussed in Note 4.

NOTE 9: EARNINGS PER SHARE

        If the Company had generated earnings during the nine months ended September 30, 2005, approximately 8,500,000 common stock equivalent shares would have been added to the weighted average shares outstanding (none for the nine months ended September 30, 2004). These additional shares represent the assumed conversion of Series A convertible preferred stock, the assumed conversion of convertible debt, and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company's stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

NOTE 10: BUSINESS INTERRUPTION

        On February 16, 2003, a winter storm shut down the Company's Pennsylvania manufacturing plant for a period of weeks, and limited subsequent production until mid July 2003. A business interruption claim was filed against the insurance carrier with an initial payment of $500,000 being received in August 2003 which was recorded as a reduction to cost of sales in fiscal 2003.

        This claim was settled in September 2005 for approximately a total of $800,000. The balance of $300,000 was received in October 2005. For the nine months ended September 30 2005 the Company recorded the $300,000 in revenues.

NOTE 11: SUBSEQUENT EVENTS

        On July 15, 2005 the Company filed form SB-2 Registration Statement with the SEC to register up to 25,120,561 shares of common stock for sale by selling security holders. The SB-2 was declared "effective" by the SEC on October 3, 2005.

        On November 7, 2005 we commenced trading on the American Stock Exchange under the call sign BUF.

        We recently signed an agreement to move our Buffalo, New York operations to a new facility under construction in the nearby suburb of Orchard Park, New York. The new stand alone facility in a modern industrial park will have approximately 37,000 square feet and the Company has entered into a ten year lease with the option to purchase the building after seven years for $4,260,000. This lease will require annual payments of approximately $436,000 in year one, increasing over time to approximately $486,000 in year ten.

        In response to increased demand for our anesthesia products, we have initiated an expansion of our Bethlehem, Pennsylvania facility to increase our manufacturing and warehouse capacities. As part of this plan, we have entered into an agreement with a local design/builder firm to construct a separate (approximately 20,000 sq. ft.) facility which will contain the new warehouse and expanded finished goods packaging operations. This new structure will be connected to the existing building by an enclosed walkway. Moving these operations out of the current building allows us to increase the manufacturing capacities of our existing and future anesthesia products. We have also engaged an engineering consulting firm to assist in the design and planning of the associated process equipment and raw material handling systems. These agreements will require payments aggregating approximately $800,000.

        On October 3, 2005 a holder of Series A convertible preferred stock at a price of $1,000 per share converted 60 of his total 250 shares into common stock including accrued interest . A total of 30,163 shares of common stock were issued.

        On October 7, 2005 an affiliated shareholder purchased 571,429 shares of common stock at $1.75 per share for a total of $1,000,000. The holder was given demand registration rights.

        We have recently received a commitment letter from a major USA bank for a $3,500,000 line of credit. The closing of the credit facility is dependant upon completion of certain legal documents which must be mutually agreed upon.

    We recently received our first international patent approval for Conscious Sedation in South Africa. Similar patents are pending in a number of countries worldwide.

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

        Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading "Risk Factors" in Item 1 of our Form 10-KSB filed with the SEC on March 31, 2005 ("Risk Factors"), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors, including the following:

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

        Progress against these key milestones during the nine month period ended September 30, 2005 was reflected in the success of new and expanded distributors in key markets, the successful recruitment of high quality personnel from senior management to engineers, improved capacity utilization, the successful fund raising of $11,260,000 of Series A convertible preferred stock (see "Liquidity and Capital") and the securing of $2,500,000 in bridge financing.

Each of these success factors will be addressed in the discussion of operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

			Increase/	Percent
	2005	2004	(Decrease)	Change

Revenue	$5,879,000	$3,067,000	$2,812,000	92%

Gross Margin	2,499,000	823,000	1,676,000	204%
Gross Margin %	42.5%	26.8%	15.7 pts

Research and Development	1,304,000	807,000	497,000	62%
Sales and Marketing	1,121,000	543,000	578,000	106%
Finance and Administration	2,059,000	1,643,000	416,000	25%

Operating Loss	(1,985,000)	(2,170,000)	(185,000)	(9)%

Interest Expense: Cash	(278,000)	(513,000)	(235,000)	(46)%

Interest Expense: Non-cash	(1,877,000)	(713,000)	1,164,000	163%

Net Loss	$(4,140,000)	$(3,396,000)	$744,000	22%

EPS	$(0.39)	$(0.15)	$0.24	160%

Revenue

        The increase in revenue of approximately $2,812,000 came from many different areas. The primary increase was from sales in Latin America, which increased $1,294,000 or 132% from $977,000 in 2004 to $2,271,000 in 2005. This was the result of a continued increase in drug approvals in the region.

        The Pacific Rim region had an increase of $243,000, from $664,000 in 2004 to $907,000 in 2005. The increase was the result of new product registrations in China, increases in Japan and other Asean territories offset by a decrease in the India Subcontinent.

        The Europeon region recorded an increase of $164,000, from $446,000 in 2004 to $610,000 in 2005 most of which was in New Europe (eastern Europe, Turkey and Israel). The USA territory saw an increase of $310,000 from $799,000 in 2004 to $1,109,000 in 2005. The original equipment manufactures, OEM, recorded a 256% increase of $424,000, from $165,000 in 2004 to $589,000 in 2005.

        For the nine months ending September 30, 2005 both our isoflurane and enflurane sales increased. Also Sevoflurane recorded its first sales in 2005 as an active pharmaceutical ingredient. In addition, revenues also include a final settlement payment of $300,000 on a 2003 insurance business interruption claim.

Gross Margin

        The gross margin improved by $1,676,000 from 26.8% to 42.5% or 15.7 percentage points primarily due to increased volume year over year and decreased relative costs. The standard costs (budgeted cost to manufacture one unit of a product) were reduced year over year due to reduced labor, material and overhead. This improved the gross margin at standard cost to 61% for the period ended September 30, 2005 from 54% in the prior period. Unfavorable manufacturing variances (comparison of actual cost to the standard cost) of $358,000 for the period ended September 30, 2005 were largely driven by volume variances in the production of inhalation anesthetic of $207,000. A volume variance is the difference between the expected production output at standard and the actual production output. Although actual production increased significantly year over year to meet customer demands, production still fell short of the level assumed in the standards. These manufacturing volume variances were due to overhead costs which exceeded the standard by $159,000 and direct labor costs which exceeded the standard by $48,000. The effect of the start up costs at the Buffalo facility for the production of our new SabreSource product was a negative $103,000. Inventory adjustments was a reduction in value of $49,000.

Research & Development

The increase in research and development of $497,000 is primarily related to a payroll and benefits increase of $248,000. This largely reflects increased personnel in our registration department. Additional items include $82,000 increase in intellectual property costs, $52,000 in travel and relocation costs, $45,000 for the extension of options which was a non cash expense, and $27,000 related to increases in product development costs. Research and development expenses are expected to increase as we continue to work on new products.

Sales & Marketing

The increase in Sales and Marketing expense of $578,000 can be primarily attributed to the following: approximately $299,000 of the increase was in personnel to support our anesthesia and analgesia contracts and establish a communications department; $59,000 for increased convention and marketing expenses primarily associated with the launch of the SabreSourceTM system; $132,000 for increased travel and relocation expenses; a $55,000 increase for volume related freight and commission expenses; and $31,000 for the extension of options which was a non cash expense.

Finance & Administration

The year over year increase of $416,000 was largely driven by increased staffing to support the growth of the business and increased compliance costs related to becoming a public company. Year over year increases in personnel costs of $311,000 included the establishment of the key new positions of Chief Operating Officer and Controller as well as administrative support along with increases in incentives. Travel and relocation expense increased by $93,000 related to further development of the business, while general insurance increased by $94,000 due to premium increases based on increased sales and significantly increased premium on directors and officers coverage as a public company. There was also a $45,000 increase for the extension of options which was a non cash expense. These costs were partially offset by a reduction of $47,000 in bad debt reserves due to collection of previously reserved accounts and a reduction of legal and professional expenses of $105,000, primarily due to non reoccurring prior year costs associated with the merger and becoming a public entity. Finance and administration costs will continue to increase as we continue to meet SEC and Sarbanes-Oxley compliance requirements.

Interest Expense: Cash

Interest Expense: Cash interest declined sharply between periods reflecting the Company's fund raising efforts in calendar 2005 resulting in the conversion and repayment of outstanding obligations. Interest expense in the nine months ended September 30, 2005 was $278,000 compared to $513,000 in the same period a year earlier, a 46% reduction in expense. Cash interest expense should continue to decline but be tempered by the Line of Credit we anticipate to close in the 4th quarter of 2005. See "Subsequent Events" for further elaboration.

Interest Expense: Non-cash

The Company booked $1,877,000 in imputed (non-cash) interest expense in the nine months ended September 30, 2005 attributed to debt discount amortization of warrants issued in connection with debt instruments. This was an increase of $1,164,000, or 163%, over the same period in 2004. Approximately $980,000 of the imputed interest for the nine months ended September 30, 2005 was related to warrants issued to Kevin Kimberlin Partners for providing its guarantee of a $1 million working capital line. The working capital line was paid off and retired in June of 2005 and no additional warrants will be issued in connection with Kevin Kimberlin's guarantee. Also $897,000 was incurred in association with the $2.5 million bridge financing (see "Liquidity and Capital" below). Future non cash interest will include $29,000 for the continued amortization of the bridge loan discount, and there will be no beneficial conversion costs because the full $2,500,000 bridge loan matured and was paid off. For the period ended September 30, 2004 the Company incurred debt conversion costs of $713,000.

Dividends

For the period ended September 30, 2005 total cash dividends on the Series A convertible preferred stock amounted to approximately $199,000, and non cash dividends of $6,599,000. There were no dividends in 2004. Cash dividends will continue and are expected to increase in the future.

Net Loss

The Net Loss for the nine months ended September 30, 2005 was $(4,140,000) an increase of $744,000 or 22% from the prior year of $(3,396,000). This was primarily attributed to the increase in operating expenses and non cash interest, while being offset by increases in revenue, volume, and gross margin along with a reduction in cash interest expense. Without non cash interest expense, the loss for the nine months ended September 30, 2005, would have been $(2,263,000) compared to $(2,683,000) for the prior year, a decrease of $420,000 or 16%.

Liquidity and Capital

        As of September 30, 2005, we had current assets of approximately $8.3 million, including cash of $1.5 million, and current liabilities of approximately $3.9 million.

        Net cash used by operating activities increased by $6,029,000 to $8,752,000 or 221% from $2,723,000 in the nine months ended September 30, 2005. The increase was largely attributable to an increase in accounts receivable of $1,843,000 due to revenue growth, an increase in inventory of $2,069,000 due to production build up, an increase in prepaid expenses of $412,000 for advance payments to secure raw materials, and a decrease of accounts payable and accrued expenses of $1,854,000 due to cash available from financing sources.

        Cash provided by financing activities increased by $7,970,000 from $2,512,000 to $10,482,000 in the nine months ended September 30, 2005. This included the gross proceeds from the sale of Series A convertible preferred stock of $11,260,000 ($9,443,000 net of costs) and a bridge loan of $2,500,000 which represents an increase of $1,778,000 over borrowings in the same period last year. This is offset by a reduction in proceeds from the sale of common stock of $3,115,000.

        During the quarter ended June 30, 2005, the Company sold 11,260 shares of Series A convertible preferred stock and warrants to purchase 2,815,000 shares of common stock. See the information under "Note 5:

EQUITY" contained in the Notes to the Financial Statements in Part I of this report, which is incorporated herein by reference.

        We issued convertible promissory notes to the Tobin Family Trust ($1.5 million aggregate principal amount) and Laird Cagan ($1 million principal amount) in February 2005. These notes payable of $2,500,000 were due October 7, 2005 and were fully paid off with interest of $97,000 at that time. They are reflected net of a discount of $28,000 to a net carrying value of $2,472,000 at September 30, 2005. This discount is due to 375,000 detachable warrants with a value of $925,000 issued with the loan. The discount is being amortized over the life of the loan, with approximately $897,000 during the nine months ended September 30, 2005.

        Due to the Preferred Stock sale our future capital requirements have been significantly reduced. During the remainder of 2005, we plan to begin expansion of our Bethlehem facility to allow for anticipated future growth of production. We expect to incur incremental costs related to our real time image guidance system and research and development costs for conscious sedation. In addition, we will need to raise additional funds in the future through the establishment of a line of credit of approximately $3,500,000 for working capital purposes. Also, we may need to raise additional funds through the private or public sales of equity securities or the incurrence of additional indebtedness. We currently have Board of Director approval to sell an additional $2,740,000 in equity. Previous defaults of long term debt have been remediated, accordingly all previous classifications as current have been cleared. Additional funding may not be available on terms favorable to us, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock and preferred stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital may have a material adverse effect on our results of operations and financial condition.

Item 3. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exct")), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of t•e designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective. No changes were made in the Companies interenal control over financial reporting in connection with the evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

        During the period from June 10, 2005 through June 30, 2005, we sold 11,260 shares of Series A convertible preferred stock and warrants to purchase 2,815,000 shares of common stock for an aggregate price of $11.26 million. Each share of Series A convertible preferred stock is convertible into 500 shares of common stock, and the related warrants are exercisable for a period of three years at $3.85 per share of common stock. The sales were made to 19 persons and entities, with substantially all of the shares being purchased by institutional investors and their related parties. The sales of Series A convertible preferred stock and warrants were made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of

Regulation D under the Securities Act in an offering made exclusively to accredited investors, as that term is defined in Rule 501 of Regulation D. In connection with the sales, we paid placement agent fees and/ or finders aggregate cash fees of $1,101,000 and issued warrants exercisable for a period of 7 years to purchase 563,000 shares of common stock at $2.00 per share. The principal placement agents for the sales were KeyBanc Capital Markets and Chadbourn Securities, Inc.

        Information concerning other unregistered sales of securities during the fiscal quarter ended June 30, 2005 is furnished in our reports on Form 8-K filed on June 14, 2005 and June 21, 2005.

        On October 7, 2005, an affiliated shareholder purchased 571,429 shares of common stock at $1.75 per share, or an aggregate purchase price of $1,000,000. The Company used the proceeds of the sale as working capital. The common stock was sold without the filing of a registration statement because it was not made in connection with a public offering of stock.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were voted upon by the shareholders during the quarter covered by this report.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

        3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registration No. 333-126359 filed on Form SB-2 on July 1, 2005).

        3.2 Bylaws of Registrant (incorporated by reference to Appendix E to definitive Proxy Statement as filed under Schedule 14A on April 6, 2005).

        3.3 Certificate of Designations, filed with the Secretary of State of the State of Delaware on June 8, 2005, for the purpose of amending the Certificate of Incorporation of Minrad International, Inc. to provide for the designations, rights and preferences of Series A convertible preferred stock (incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 14, 2005.

        10.1 † Form of Milestone Stock Option Agreement used in connection with options approved on April 21, 2005 under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2005).

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

        10.8 Securities Purchase Agreement, dated as of June 28, 2005, between Minrad International, Inc. and certain Buyers, relating to the sale of Series A convertible preferred stock and warrants (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed August 5, 2005).

        10.9 Warrant, dated as of June 28, 2005, 2005, issued to Buyers under Securities Purchase Agreement of the same date with Minrad International, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed August 5, 2005).

        10.10 Registration Rights Agreement, dated as of June 28, 2005, between Minrad International, Inc. and Buyers under the Securities Purchase Agreement of the same date (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed August 5, 2005).

        10.11 Amendment, dated May 11, 2005, to $2.5 million Convertible Promissory Notes dated February 8, 2005 and February 15, 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed on May 13, 2005).

        10.12 * Lease between Peter L. Krog and the Company dated as of October 20, 2005.

        31.1 *Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

        31.2 *Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1 *Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
* Filed herewith

† Compensation plan or arrangement.

        (b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2005, we filed Form 8-K Reports with the SEC on the following dates with respect to the following matters.

                (1) June 14, 2005 -- relating to (a) sale of 7,035 shares Series A convertible preferred stock together with warrants to purchase 1,58,750 common stock for an aggregate purchase price of $7.035 million, and (b) amendment to the Certificate of Incorporation of the Company to provide for issuance of Series A convertible preferred stock.

                (2) June 21, 2005 -- relating to the sale of 3,000 shares of Series A convertible preferred stock together with warrants to purchase 750,000 shares of common stock for an aggregate purchase price of $3 million.

Signatures

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	MINRAD INTERNATIONAL, INC.

	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., President and CEO
(Duly authorized officer and chief executive
officer of the Registrant)