Form 10KSB
period 2005-12-31
MINRAD INTERNATIONAL, INC.
filed 2006-03-29
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2005

[]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-49635.

MINRAD INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

847 Main Street, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number (716) 855-1068

Securities registered under Section 12(b) of the Exchange Act: Common Stock $.01 par value

Title of each class: Common Stock, $.01 par value

Name of each exchange on which registered: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)

of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]      No [X]

State issuer’s revenues for its most recent fiscal year.  $8,345,278

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common equity, as of March 23, 2006 was $32,864,003. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant’s outstanding common stock have been deemed to be affiliates.

The total number of shares of common stock of the Registrant that were outstanding on March 23, 2006 was 29,237,992.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [ X ]

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data for anesthesia and analgesia, and image guidance products in this annual report on Form 10-KSB from our competitors, industry and general publications, and research, surveys and studies conducted by third parties, including IMS Data, and our own internal estimates and research.  Third party publications, studies and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information.  While we believe that each of these studies and publications is reliable, we have not independently verified that data and we do not make any representations as to the accuracy of that information.  Similarly, we believe our internal research is reliable, but it has not been verified by any independent source.

PART I

Item 1. Description of Business.

General Business Overview

Our business was organized in 1994 as a Delaware corporation under the name Minrad, Inc. On December 16, 2004, Minrad International, Inc., formerly known as Technology Acquisition Corporation, acquired Minrad Inc., a Delaware corporation, through a reverse merger of a wholly owned subsidiary into Minrad Inc. On April 25, 2005, Minrad International, Inc., formerly a Nevada corporation, reincorporated under the laws of the State of Delaware. In this annual report on Form 10-KSB, unless otherwise indicated or the context otherwise requires, “we,” “us,” and “our” refer to Minrad International, Inc. and its subsidiaries, including Minrad Inc.

We operate an interventional pain management business. We currently manufacture and market products in two areas: (1) anesthesia and analgesia, and (2) real-time image guidance. We also are developing a drug/drug delivery system for conscious sedation.

In the anesthesia and analgesia product line, we manufacture and market generic inhalation anesthetics for use in connection with human and veterinary surgical procedures. We are capable of manufacturing, packaging and distributing isoflurane, enflurane, sevoflurane and desflurane at our modern pharmaceutical facility in Bethlehem, Pennsylvania, or the Bethlehem facility, which is registered with the United States Food and Drug Administration, or FDA. We currently sell three of the four modern inhalation anesthetics (inhalation anesthetics widely used in developed countries today) - isoflurane, enflurane and sevoflurane, through distributors and to original equipment manufacturer, or OEM, customers.

We also are developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness. Our system would use halogenated ethers as inhalation analgesics and compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets.  We believe this system has the potential to positively impact the economics of same-day procedures requiring pain relief while substantially enhancing the safety factor of these procedures.  Exposure to nitrous oxide has been reported in peer reviewed literature to increase spontaneous abortions in nurses and chair-side dental assistants by three to four times, is addictive and has been shown to have severe adverse effects related to prolonged exposure.  Sedative hypnotics and narcotic analgesics are controlled substances because they can cause respiratory depression and are addictive.  Further, recovery time and side-effects of sedative hypnotics and narcotic analgesics require that patients be accompanied home.  Our conscious sedation system is being developed to facilitate rapid recovery and discharge without these added risks and inconveniences.

In the first quarter of 2006, we will begin the launch of our second generation of patented real-time image guidance technology products.  Our SabreSourceTM Real-Time Image Guidance System, or SabreSourceTM system, and complementary Light SabreTM disposable products facilitate minimally invasive surgery, primarily for pain management, and have broad applications in orthopedics, neurosurgery and interventional radiology. SabreSource™ uses unique x-ray and laser technology to enable medical professionals to precisely visualize both the surface point of entry and true angle of approach required to reach an internal treatment area or biopsy site. These products are designed to improve accuracy in interventional procedures and reduce radiation exposure. We expect to sell these products directly in the United States and through distributors elsewhere.

Anesthesia & Analgesia

A patient’s varying intensity of pain, or the fear of pain, requires different drugs or doses of drugs to meet the patient’s pain management needs.  At the most basic level, patients may need a drug or dose of a drug only to relieve anxiety or to sedate them so a procedure can be performed.  Interventional procedures generally require more pain relief. These procedures include colonoscopies, dental procedures and procedures where the patient requires pain relief but benefits from awareness of the procedure and has the ability to respond to physician inquires.  Analgesics are used for these levels of pain management.  In instances where the patient needs include not only intense pain relief but also unconsciousness, lack of awareness and amnesia, anesthetics are used.  Surgeries, such as cardiac surgery, are examples of these types of procedures at the upper end of the pain intensity continuum where anesthetics, rather than analgesics, are employed.

We plan to compete in two areas of this broad drug market: the production of inhalation anesthetics and the development of a drug/drug delivery system for conscious sedation. The inhalation anesthetic market is estimated at $1.3 billion worldwide annually and is comprised of five products: halothane, enflurane, isoflurane, sevoflurane and desflurane. The first three are generic anesthetics and all but halothane are halogenated ethers.  Ross Terrell, Ph.D., synthesized and patented enflurane, isoflurane and desflurane.  In recognition of his contribution to the industry for these three new chemical entities, Dr. Terrell was named the Pharmaceutical Manufacturing Associations’ Man of the Year in 1991.  Dr. Terrell is a company consultant, member of our Scientific Advisory Board and our retired Vice President of Research.  In recognition of Dr. Terrell and the association his name creates, we market our isoflurane under the brand Terrell™.  We currently manufacture and sell sevoflurane, enflurane and isoflurane, and expect to enter the desflurane market after February 2007.

Sevoflurane

The largest selling drug in the inhalation anesthetic market is sevoflurane, with 2005 global sales approaching $1.0 billion.  Sevoflurane has gained acceptance as a result of its rapid induction and recovery properties, which makes it a popular choice for pediatric and outpatient procedures.  Today, sevoflurane is protected only by process patents.  We, along with two other manufacturers, have process patents to manufacture sevoflurane.

We have synthesized, patented and validated unique processes to manufacture sevoflurane.  These processes allow us to compete in marketing a product line in which process patents have created high barriers to market entry, both from an economic and environmental compliance standpoint.  Two key aspects of our production process are the use of a unique phase transfer catalyst and process technology to ensure that the compound is anhydrous and stable.  In this regard, we have filed an Abbreviated New Drug Application, or ANDA, which has been accepted for review by the FDA.  In September 2005, we began marketing sevoflurane to select international markets.  In 2005, our sales of sevoflurane were approximately $1 million.  Our roll-out in additional international markets will follow drug registration in the applicable jurisdiction.  Historically, Abbott Laboratories, or Abbott, and Baxter International, Inc., or Baxter, have been involved in extensive process patent litigation on this product.

Desflurane

Desflurane is the second largest selling inhalation anesthetic with estimated 2005 annual revenues of over $150 million.  Presently marketed solely by Baxter, desflurane’s low metabolism and cardiovascular stability have made it popular for use in longer surgical procedures.  Desflurane is covered by Baxter’s proprietary utility patent until February 2007.  We anticipate that there will be heavy competition among four or five manufacturers for sales of desflurane when a Baxter process patent expires in either 2010 or 2011, depending on the jurisdiction.  We have filed a distinct process patent, co-authored by Dr. Terrell, the inventor of desflurane, and Dr. Joshua Levinson, our Director of Pharmaceutical Research, using a novel method of fluorination that we believe will allow us to enter the desflurane market after Baxter’s utility patent expires, but prior to the expiration of its process patent, following regulatory approvals.  Our present development plan is to produce validation batches in April 2006 followed by packaging, stability testing and regulatory filings in the second half of 2006.

Enflurane and Isoflurane

Enflurane and isoflurane were introduced to the world market in the late 1970's and early 1980's, respectively. Enflurane is presently a niche product, with estimated worldwide revenues of $10 million. Enflurane is principally utilized in labor and delivery, and for coronary by-pass procedures.  It is the only inhalation anesthetic approved for use in labor and delivery.  Only we and Abbott manufacture enflurane.  Abbott markets enflurane directly to customers internationally and through Hospira, Inc., domestically.  In addition, Baxter markets this inhalation anesthetic worldwide on an OEM basis to fill out its product line.  We sell enflurane through our distribution partners both domestically and internationally and we also sell enflurane on an OEM basis.

Isoflurane remains the drug of choice for procedures involving companion animals and also is used in neurological and general surgical procedures.  Isoflurane sales volume continues to increase in developing countries, previously dominated by halothane, as delivery equipment, such as vaporizers, become more accessible and the drug more affordable.  We, Abbott, Baxter, Nicholas Piramal, Ltd., an Indian corporation, and Halocarbon Products Corporation manufacture isoflurane.  We market isoflurane under the brand name Terrell™ in the human market and Attane™ in the veterinary market. We estimate a world market of slightly over $75 million for isoflurane, approximately one-third of which is in the veterinary segment.

Our 2005 sales for enflurane and isoflurane were just under $7 million and represented approximately 8% of the estimated global market for these two compounds.  In the markets in which we have the necessary approvals to market these compounds, including countries where our approval was granted in 2005, our market share averaged over ten percent for 2005.

Conscious Sedation

We are developing a drug/drug delivery system for the use of halogenated ethers as inhalation analgesics, which we call “conscious sedation.” This initiative seeks to leverage our two product lines: real-time image guidance systems and inhalation anesthetics. We have filed a patent application, “Drug Delivery for Conscious Sedation,” for a new system to administer conscious sedation that would compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets.  This patent was authored by William H. Burns, Jr., our Chief Executive Officer, John C. McNeirney, our Senior Vice President and Chief Technology Officer, and Dr. Terrell.

We believe that if administered safely, compounds previously used only as anesthetics may be used as analgesics and have the potential to be attractive alternatives to nitrous oxide and sedative hypnotics in conscious sedation. Modern inhalation agents meet the key requirements for conscious sedation as they have been proven to be safe and effective at higher doses, have a very rapid uptake to analgesic levels, reverse themselves through exhalation and are not addictive or DEA-controlled substances. In the past, inhalation anesthetics were not used as analgesics due to the absence of equipment to accurately deliver the agents and because the manufacturers of inhalation agents also made and sold anesthesia equipment costing between $100,000 and $200,000 per unit.

Leveraging our device manufacturing ability, we plan to produce a delivery system that will "freeze" the delivered concentration at an analgesic level and not allow additional agent to be delivered. In October 2002, we filed patent applications with the United States Patent and Trademark Office, or U.S. PTO, the United States Receiving Office for the Patent Cooperation Treaty, or PCT, and subsequently filed corresponding patent applications in a number of foreign jurisdictions, that cover the use of halogenated ether inhalation anesthetics in conscious sedation.

On January 27, 2004, we received our preliminary report under the PCT stating that all 43 claims of our PCT international patent application satisfy the PCT requirements of novelty, inventive step and industrial applicability.  We believe this rapid acceptance reflects, in part, our senior management team’s experience.  Mr. Burns was a co-developer of the predicate device for electronic analgesia delivery and Dr. Terrell developed the family of inhalation anesthetics most likely to be delivered by the delivery system.

To preserve patient safety, the FDA does not allow the simultaneous testing of a new device and a new drug.  We plan to file a 510(k) application on the device in the second quarter of 2006.  We will subsequently file Investigational New Drug, or IND, applications for review by hospital and university Institutional Review Boards, or IRBs, contingent on 510(k) acceptance.  The predicate device on which our conscious sedation system is based is the electronically metered administration of nitrous oxide.  Because the inhalation agents are already approved at a higher dose for anesthesia and have been safely administered, we plan to commence Phase III testing immediately following 510(k) acceptance and an IND filing on the inhalation agent.  Presuming the inhalation agent used is sevoflurane, our previously filed ANDA for the manufacture and marketing of sevoflurane would be the basis for our drug approval.  We believe our conscious sedation system can be on the market to generate sales in a number of countries in 2008.

Based on internal market research estimates, we believe that the potential market for inhalation analgesics, including drug/drug delivery devices, could be approximately $6 billion worldwide in 2006.  Potential uses for conscious sedation include, but are not limited to, colonoscopies, burn dressing changes, pain relief in ambulances and emergency rooms prior to diagnosis, sedation in intensive care and critical care units, dental and oral surgery procedures, relaxation for magnetic resonance imaging diagnosis, office-based dermatological or podiatric procedures and various catheterizations.

Real-Time Image Guidance

Industry Overview

A significant number of all surgical procedures are currently performed using fluoroscopy for anatomic guidance.  Fluoroscopy is a technique for obtaining real-time x-ray images of a living patient using a fluoroscope.  We believe that the number of minimally-invasive spine and pain procedures doubled last year.  Several well-known factors are driving continued growth in the number of surgeries in general, the number of minimally-invasive surgeries in particular, and the development of associated surgical systems and related products.  These factors include:

•

aging of the population;

•

development of new minimally invasive surgical procedures;

•

focus on increased productivity and lower costs;

•

transition from hospital-based to outpatient procedures; and

•

demand for improved therapeutic outcomes.

We believe that the use of our real-time image guidance products can improve patient care and minimize healthcare costs by:

•

decreasing operating time;

•

enabling additional procedures to be performed on a minimally invasive basis;

•

reducing patient trauma and recovery time;

•

improving surgical accuracy; and

•

reducing radiation exposure to patients and medical professionals in fluoroscopically-guided procedures.

We estimate that the market for real-time image guidance systems, such as the SabreSource™ system, was approximately $1.6 billion in 2005 with an anticipated annual growth rate of 10%.

Image Guidance Product Overview

Currently, physicians seeking accurate access to a surgical or biopsy sub-surface procedure site must endure near constant radiation exposure with their patients when using a fluoroscope.  Our SabreSource™ system, uses patented technology to enable medical professionals to identify both the surface point of entry and the true angle of approach required to precisely target an internal treatment area or biopsy site with 50% to 90% reduction in x-ray on-time.  The SabreSource™ system is our second-generation image guidance system.  It provides advantages in ease of use, greater flexibility and improved control as compared to the DRTS® system, our first generation system.  Both the SabreSource™ and DRTS® systems provide accurate targeting to within one millimeter at a distance of one meter from a fluoroscope’s x-ray source.

The SabreSource™ system is an add-on accessory that is mounted to the C-Arm imaging device used for fluoroscopically-guided surgery.  The SabreSource™ system places a targeting cross-hair onto the fluoroscopic image and directs a visible laser beam onto the patient.  The physician uses a hand-held remote control to position the cross-hair onto the desired anatomic target, which simultaneously positions the laser to indicate the surface point of entry and angle of approach required to reach the structure targeted by the physician.

The SabreSource™ system has broad application in pain management and anesthesia, interventional radiology, neurosurgery and orthopedic surgery.  The system may be used in any procedure that uses C-Arm fluoroscopy to target an anatomic structure that is reachable in a straight line.  The SabreSource™ system would be most commonly used in interventional spine procedures in which the physician seeks to limit patient procedure trauma or minimize the size or depth of incision (e.g., pedicle screws, spinal fixation, disc procedures or vertebroplasty) or biopsies that require x-ray guidance (e.g., bone or calcified lesions).  The use of the

SabreSource™ system during bone biopsy procedures provides an example of the use of the SabreSource™ system’s technology. If a physician opened a patient to reach the suspected lesion on the bone during a biopsy procedure, the risk of malignancy would increase as malignant cells may be spread to neighboring cells. By using a device that pierces the skin and tissue to reach the site, without opening the patient, this risk is reduced.  The SabreSource™ system allows physicians to perform this procedure to an accuracy of plus or minus one millimeter at depth of one meter with minimum radiation exposure.

Physicians who have used the technology employed in both our SabreSource™ system and the first-generation DRTS® system have cited several benefits to both patients and medical professionals, including:

•

improved surgical accuracy and corresponding reduction in complications;

•

a reduction in x-ray on-time of 50% to 90% depending on the type of procedure; and

•

the elimination of multiple instrument penetrations in attempts to locate subsurface targets and a corresponding reduction in time, expense and trauma.

In contrast to other available products for image guidance in surgery, our SabreSource™ system uses real-time images acquired during the procedure, rather than archived data acquired in a separate imaging session.  Among other anomalies, the real-time images compensate for the following:  the fact that the patient is frequently in a different position during the procedure as compared to the imaging session; the response of the body to surgical stimulus; the change in pressure in the body from changing position of the patient or the intervention itself, for instance in the cranium, which releases substantial pressure when opened, causing the brain to expand; and the impact anesthetics and delivered gases have on organ position in the central cavity.  With targets that are frequently several millimeters wide, the cumulative impact of these variances can be significant.  In addition, we believe the SabreSource™ system provides more accurate performance and reduces costs.

Light Sabre™ Procedure Instruments

Our range of Light Sabre™ procedure instruments enables a medical professional to take full advantage of the Sabre Source™ laser’s accuracy to perform a minimally invasive procedure on an exact anatomic site targeted through the use of a fluoroscope.  Presently, our Light Sabre™ product line includes six types of single-use instruments: syringes; aspirating needles; spinal needles; bone and core tissue biopsy needles; and a catheter inducer.  Each of these products is manufactured in a variety of styles and sizes to suit different clinical applications and physician preferences.

Our patented Light Sabre™ technology incorporates a collimating tube and light dispersing element in an instrument.  When the tip of the instrument is placed on the surface point of entry indicated by the SabreSource™ system, and the body of the Light Sabre™ instrument is aligned with the laser beam, the light dispersing element “lights up,” providing the physician with a continuous visual confirmation that the instrument is accurately directed to the anatomic structure targeted by the system.  The Light Sabre™ technology has an FDA-accepted accuracy claim of plus or minus three millimeters at a depth of 100 millimeters.

Our existing six lines of Light Sabre™ products focus on interventional pain management and spinal procedures for neurology and orthopedics.  We plan to continue to develop and introduce additional Light Sabre™ instruments as new applications for our SabreSource™ technology are identified.

Other manufacturers have expressed interest in using Light Sabre™ technology in their existing products.  We filed, and had accepted, an FDA Master File of our Light Sabre™ technology, which would permit our licensees to incorporate the Light Sabre™ collimator into the products of other manufacturers following a 30-day notice of utilization to the FDA.

Sales, Distribution and Marketing

Overview

In the United States, we sell our inhalation anesthetic products through our distribution partners, supported by our growing direct sales force, and our real-time image guidance system on a direct basis.  Our primary partner in the United States is RxElite, Inc., or RxElite, which distributes our anesthesia pharmaceuticals.  Outside of the United States we primarily sell our products through our growing network of distribution partners.

Our International Partners

Internationally, we sell our anesthesia and analgesia products, and will sell our real-time image guidance products, through local distribution partners.  On December 31, 2005, we had 37 active distribution agreements with sales partners that require, after anticipated regulatory approvals are obtained in the respective countries, increasing minimum annual purchases for those partners to remain our exclusive distributor within their territories.

Our partners include: Merck KGaA in Japan, Germany, France, the United Kingdom, and Scandinavia; L&W Medical Co. Ltd. in China; Panion & BF Biotech Inc. in Taiwan; Laboratorios PiSA in Mexico and Central America; Laboratorios Richmond S.A.C.I.F. in Argentina and Spain; Alliance MS & Co. EU in Colombia; Adeka IIac Ve Kimysal Urunler Sanayi Ve Ticaret A.S.in Turkey; Egyptian International Medical Center Pharmaceuticals Company in Egypt; CP-Pharma GmbH in the German veterinary market; and Novartis AG in the United Kingdom veterinary market.

Partner Annual Minimum Purchases

By 2009, the annual minimum purchases of our inhalation anesthetic products required from our distributors in order to maintain exclusivity by territory under existing agreements will reach $119.3 million.

	Annual Minimums - Anesthetics

$ Millions	2006	2007	2008	2009
United States/Canada	12.1	43.6	70.2	70.2
Europe	3.1	9.2	12.4	16.1
Latin America	6.8	9.0	9.2	9.2
Pacific	3.7	16.3	22.5	23.8
Total	25.7	78.1	114.3	119.3

Totals for Sevoflurane:	12.7	61.0	91.8	97.1

In July 2004, we signed a contract with RxElite, a United States distributor of inhalation respiratory products.  Assuming RxElite meets volume milestones in the agreement that would allow them to renew the agreement and to remain an exclusive distributor in the United States, U.S. sales under the contract with RxElite would approach $55 million in calendar year 2008.  RxElite began purchasing human inhalation anesthetics under this contract on September 30, 2004.  On April 14, 2005, we entered into an amendment of the existing agreement with RxElite to grant them a non-exclusive right to purchase Attane™, our brand name for isoflurane, for distribution for veterinary uses in the U.S. market.  The amendment also gives RxElite the exclusive right to purchase for distribution to end-users two other generic inhalation anesthetic products that we expect to make in the future, desflurane (for human use) and Sustane™ (sevoflurane for veterinary use), when they become available.  Terms of the original contract, which were not amended, provide RxElite with the exclusive right to distribute for human use two of our other generic drugs, isoflurane and enflurane under the RxElite label, and provide RxElite the exclusive right to distribute sevoflurane for human use after approval by the FDA has been received and any existing period of exclusivity granted by the FDA has expired.

The initial term of the RxElite agreement ends on December 31, 2007, but may be renewed by RxElite for successive one-year terms provided RxElite meets certain requirements.  We may only terminate this agreement under limited circumstances, such as if RxElite fails to meet minimum annual purchase commitments or fails to pay any amount it owes to us.  The agreement also provides that if we or RxElite recall any of the products distributed by RxElite because the products are believed to violate a provision of applicable law, then we will bear the costs of the recall.

In February of 2005, we entered into a supply agreement with Merck Génériques, a French Societe en commandite, or Merck, which provides for the distribution of our inhalation anesthetics for the human market in eleven European countries. Under the terms of the agreement, Merck must purchase minimum quantities of inhalation anesthetics in each contractual year.  While the agreement is in effect, Merck will maintain the exclusive right to distribute sevoflurane and desflurane and the non-exclusive right to distribute isoflurane and enflurane in these eleven European countries.

The supply agreement with Merck was effective as of February 11, 2005 and expires on February 11, 2010.  We may only terminate this Agreement in the event that Merck is guilty of a breach, non-observance or non-performance of its obligations under the agreement that is not remedied and under certain other circumstances.  Under the terms of the agreement, the obligations of our subsidiary, Minrad Inc., have been assigned to Minrad EU, our wholly owned European subsidiary.

We are pursuing a similar strategy for our real-time image guidance products.  We are identifying key medical device distributors outside the United States and negotiating agreements that provide geographic exclusivity if annual minimum purchase commitments are met.  On January 4, 2006, we announced our first international distributor agreements for our real-time image guidance products.  The agreements cover sales in China and Taiwan and require aggregate minimum purchases to maintain product and territory exclusivity that will reach $3.1 million in 2009.

	Annual Minimums – Image Guidance

$ Millions	2006	2007	2008	2009
Europe	N/A	N/A	N/A	N/A
Latin America	N/A	N/A	N/A	N/A
Pacific	0.1	1.1	2.1	3.1
Total	0.1	1.1	2.1	3.1

Our Sales and Marketing Organization

We are building a direct sales organization in the United States whose primary responsibilities will be the training and education of SabreSource™ system physician users and supporting RxElite.  On December 31, 2005, our U.S. direct sales organization consisted of four sales managers and five sales representatives.  We plan to hire an additional manager and about 30 additional representatives by the end of the third quarter 2006.

We plan to expand our international sales organization to support and drive growth following regulatory approvals and subsequent market penetration.  Our international sales organization is led by international area managers located throughout the world.  Typically, our international area managers are foreign nationals with U.S. education and business experience who wish to return to their home regions.

The principal responsibilities of our international sales managers are to establish and manage relationships with distribution partners, coordinate required regulatory approvals with support from our corporate headquarters in the United States and develop relationships with key physicians.  As sales grow, we expect that our international sales managers will recruit additional sales representatives and other personnel to further develop our conscious sedation system and our other products.

We currently employ seven international sales managers and plan to hire an additional eight sales managers and nine sales representatives in 2006.

We are expanding our domestic and international marketing organization to manage additional clinical trials and product development and customer marketing programs associated with growing our product range and global presence.  Our marketing organization is charged with providing customer support for our real-time image guidance and anesthesia and analgesia product lines, planning for expansion of our Light Sabre™ product line, and, together with our research and development department, building the market for our conscious sedation system.  A key element of our marketing organization will be a clinical training team, initially charged with supporting our domestic and international sales organizations in the education of customers on image guidance technology, driving clinical acceptance toward becoming the standard of care and performing the same function for our conscious sedation system.

Our sales and marketing organization is led by experienced professionals with extensive management experience in anesthesia and analgesia pharmaceuticals and in the medical device industry.

Competition

The anesthetic agent and image guidance device markets are highly competitive.  We compete with many companies, both public and private, that range from small, highly focused companies to large diversified healthcare manufacturers.  For example, Abbott introduced sevoflurane in most of the world and reported sales of $874 million in 2005.  On December 10, 2005, Baxter announced it was entering the sevoflurane market in the United States and certain other regions.  Baxter expects to begin shipping sevoflurane in April 2006.

We believe that the most effective competitors in our markets are focused on product quality and performance, breadth of product offering, manufacturing efficiency and the ability to develop and deliver cost-effective products that help medical professionals provide high quality care in an environment that requires increasing levels of efficiency and productivity.  Our strategy is to be the low-cost manufacturer in a generic anesthetic agent market and otherwise compete with high performance proprietary products.  We seek to leverage the strength of our marketing partners to effectively distribute our inhalation agents domestically and internationally and image guidance products internationally.

Research & Development

Product development is key to our goal of being the leader in interventional pain management.  Our research and development team is comprised of 19 professionals headed by John McNeirney, our senior vice president and chief technology officer.  Mr. McNeirney holds over 60 U.S. patents.  With our company, Mr. McNeirney has authored or co-authored 13 U.S. patent applications, of which eight patents have issued and five are pending, most notably the patents that form the foundation of our SabreSource™ system, Light Sabre™ products and the conscious sedation system.  See “United States Regulatory Approvals for our Business” below.

Our primary product development program consists of the expansion of our inhalation anesthetic lines to include desflurane, on-going cost reduction of and process improvements to our existing products, and development of our conscious sedation program and new models of our SabreSource™ system and accessories.  As liquidity allows, we plan to continue broadening our research and development effort with a focus on Light Sabre™ product line extensions, additional proprietary real-time image guidance innovations, expansion of our anesthesia and analgesia product line, and development of a novel transdermal pain management product among other product concepts.  We anticipate that these planned product line additions and continuing engineering on present products will require the addition of ten professionals over the next year.

We identify product opportunities based upon feedback from various customers, industry trends, the input from our two scientific advisory boards (one for anesthesia and analgesia opportunities and one for opportunities in the orthopedic and neurosurgical market) and financial potential.

Our research and development expenses were approximately $1.2 million for the year ended September 30, 2004 and $1.8 million for the year ended December 31, 2005.

Intellectual Property

We own the rights to 12 issued U.S. patents and have seven U.S. patent applications pending, all related to products and processes.  In addition, we own the rights to numerous related issued international patents with others pending.  We have one additional U.S. patent application (APP#10/272,922) that is not related to any of our current products or processes.  Our conscious sedation patent application includes the use of anesthetic agents as analgesic agents, the method of delivery of the agents for conscious sedation and the use of the system in a group of procedures.

Product Regulatory Status

Inhalation Anesthetics – United States

We have marketing approvals to sell enflurane and isoflurane in the United States, and have applied for marketing approval to sell sevoflurane in the United States.

Inhalation Anesthetics – International

We and our pharmaceutical partners have marketing approvals as follows:

•

enflurane approvals in 10 countries with 5 applications filed;

•

isoflurane approvals in 25 countries with 5 applications filed; and

•

sevoflurane approval in one country with 10 applications filed.

Real -time image guidance medical devices – United States

We have 10 products with FDA acceptance.  These device acceptances cover: SabreSource™ and Tri-Knew Battery Charger, an accessory to our SabreSource™ system; a proprietary, optically correct surgical drape and a remote control drape; and six different Light Sabre instruments.

Real-time image guidance medical devices – International

We have EN 13485 Device Directive Registration (CE mark) for SabreSource™  and its accessories, which allows us to market these products directly into the European Union with only notification to an appropriate regulatory body.  We have submitted applications for marketing approval in two countries and will submit applications in additional countries during 2006.

Manufacturing

At this time, we rely on third-party contract manufacturers to produce many of the components for our SabreSource™ system.  Sub-assemblies that involve proprietary materials and methods may be manufactured in-house or contracted out.  Final device assembly is done at our facility in Buffalo, New York, or the Buffalo facility. Light Sabre™ components are manufactured, assembled and sterilized by third parties and are subject to our acceptance.

At our Bethlehem facility, we currently produce bulk isoflurane, enflurane and sevoflurane from raw materials. Upon completion of production, these anesthetics and analgesics are packaged on site into 100 milliliter and 250 milliliter bottles and prepared for distribution. We began producing and shipping sevoflurane in the second quarter of 2005. We expect to produce validation batches of desflurane in the second quarter of 2006.

Raw Materials

Many of the raw materials used in our anesthesia and analgesia products are readily available from multiple sources.  Four of the raw materials, however, are only available from a few suppliers.  We have qualified three suppliers for each of chloro trifluoro ethylene, or CTFE, chloro difluoro methane, or CDFM, and trifluoro ethanol, or TFE.   Hexafluoroisopropyl methyl ether, or HFMOP, which is used in making sevoflurane, is a custom synthesis and currently is available from only one source.  If we were unable to obtain HFMOP, we have the technology to produce this chemical; however, if we have to produce HFMOP it would require a significant capital investment and diversion of resources.  Interruption in the supply of raw materials for anesthesia and analgesia synthesis could adversely affect our ability to supply finished product in the short-term.

There are multiple qualified suppliers for all components and outsourced services necessary to produce our real-time image guidance line of products.

United States Regulatory Approvals for our Business

The following table shows United States regulatory acceptances/approvals and patents related to our products.

Real-Time Image Guidance Devices

Trade Name	510(k) no.	510(k) Clearance Date	Patent Number
SabreSource™ Targeting System	K022935	10/11/2002	6,694,169 APP#10/977,759-pending
SabreSource™ Drape	K041846	8/26/2004	6,283,125 6,679,267
Light Sabre™ Aspiration Needle	K982018	8/7/1998	5,810,841 6,096,049 6,264,618
Light Sabre™ Bone Biopsy Needle	K982735	09/09/1998	5,810,841 6,096,049 6,264,618
Light Sabre™ Core Tissue Biopsy Needle	K981796	08/05/1998	5,810,841 6,096,049 6,264,618
Light Sabre™ Introducer Needle	K013040	12/07/2001	5,810,841 6,096,049 6,264,618
Light Sabre™ Spinal Needle	K021084	07/03/2002	5,810,841 6,096,049 6,264,618
Light Sabre™ Syringe	K981140	06/25/1998	5,810,841 6,096,049 6,264,618
Light Sabre™ Collimator	K013161	09/21/2001	5,810,841 6,096,049 6,264,618
Light Sabre™ Collimator (Master File)	MAF-1155	09/21/2001	5,810,841 6,096,049 6,264,618
DRTS® - Light Beam Patient Positron Indicator	K972852	09/15/1997	n/a
DRTS® Drape - Remote Control Drape	K973067	10/16/1997	n/a
Alignment verification devise	n/a		6,297,502

Removable Needle Rule	n/a	6,200,274
Method/device for subsurface target	To be filed	6,829,500

Anesthetic and Analgesic Drugs

Product	Use	Trade Name	Approval	Process Patent Number
Enflurane, USP	Human Anesthetic	Compound 347TM	ANDA 74-396	n/a
Isoflurane, USP	Human Anesthetic	TerrellTM	ANDA 74-416	n/a
Isoflurane, USP	Veterinary Anesthetic	AttaneTM	ANADA 200-141-E0001	n/a
Sevoflurane	Human Anesthetic	SojournTM	ANDA filed 09/12/05	5,969,193 APP#10/644,500-pending APP#11/281,293-pending APP#60/672,334-pending
Desflurane	Human Anesthetic	TDB	To be filed	APP#11/281,294-pending
Conscious Sedation	Human Use Drug(s) and Device	Serene SystemTM	To be filed	APP#10/272,794-pending

Anesthetic and Analgesic Devices

Trade Name	510(k) no.	510(k) Clearance Date	Patent Number
MR Tested Fiber Optic Laryngoscope Handle	K970619	11/19/1997	6,036,639 6,444,358
MR Tested Fiber Optic Short Laryngoscope Handle	K041852	11/15/2004	6,036,639 6,444,358
MR Tested Laryngoscope	K971377	4/30/1998	6,036,639 6,444,358
MR Tested Flashlight	K970747	5/20/1997
Carbon Dioxide Removal	Human Anesthesia Equipment	To be filed	APP#11/098,243-pending

We also have a number of product approvals in other countries and expect additional approvals in the coming year.

The following is a list of the important patents and patent applications that protect our products, the expiration dates for the patents that have been granted and the expiration dates for additional patents that we have applied for, assuming the patents are granted.

Existing U.S. patents:

Patent Number	Title	Filing Date	Expiration Date
5,810,841	ENERGY GUIDED APPARATUS AND METHOD	5/20/1997	5/20/2017
5,969,193	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/18/1997	8/18/2017
6,036,639	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	4/11/1997	4/11/2017
6,096,049	LIGHT GUIDING DEVICE AND METHOD	7/27/1998	7/27/2018
6,200,274	REMOVABLE NEEDLE RULE	7/7/1998	7/7/2018
6,264,618	SAMPLING DEVICE AND METHOD OF RETRIEVING A SAMPLE	1/28/2000	1/28/2020
6,297,502	ALIGNMENT VERIFICATION DEVICE AND METHOD OF USING THE SAME WITH A VISUAL LIGHT BEAM AND AN X-RAY	5/29/1998	5/29/2018
6,283,125	STERILE DRAPE	11/19/1998	11/19/2018
6,444,358	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	3/10/2000	3/10/2020
6,679,267	STERILE DRAPE	8/31/2001	8/31/2021
6,694,169	TARGETING SYSTEM AND METHOD OF TARGETING	2/22/2001	2/22/2021
6,829,500	METHOD AND DEVICE FOR DETERMINING ACCESS TO A SUBSURFACE TARGET	6/15/1999	6/15/2019

Pending U.S. patent applications:

Application Number	Title	Filing Date	Expiration Date Assuming Issuance
10/272,794	DRUG DELIVERY SYSTEM FOR CONSCIOUS SEDATION	10/17/2002	10/17/2022
10/272,922	SUPPRESSION OF HUMAN ACTIVITY IN AN ENCLOSED SPACE	10/17/2002	10/17/2022
10/644,500	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/20/2003	8/20/2023
10/977,759	TARGETING SYSTEM AND METHOD OF TARGETING	10/29/2004	10/29/2024
11/281,294	METHOD FOR THE PREPARATION OF SEVOFLURANE	11/17/2004	11/17/2024
11/281,293	PROCESS FOR PRODUCTION OF 1,2,2,2 - TETRAFLUORO ETHYL DIFLUORO METHYL ETHER	11/17/2004	11/17/2024
11/098,243	REMOVAL OF CARBON DIOXIDE AND CARBON MONOXIDE FROM PATIENT EXPIRED GAS DURING ANESTHESIA	4/4/2005	4/4/2025
60/672,334	PREPARATION OF SEVOFLURANE WITH NEGLIGIBLE WATER CONTENT	4/18/2005	4/18/2025

Government Regulation

We manufacture active anesthesia and analgesia ingredients, specifically the chemical synthesis of inhalation anesthetic compounds, and we produce finished anesthesia and analgesia products using the compounds manufactured at our Bethlehem facility.  These manufacturing operations are regulated by the FDA and performed in compliance with current good manufacturing practices, or cGMP, as set out by the FDA.  The cost of global regulatory compliance and quality assurance was approximately $0.7 million in 2005, or 8.7% of sales, reflecting the high fixed expense of initiating regulatory and quality systems including EN 13485 Device Directive Registration.  Global regulatory and quality costs are expected to increase in future years but we should enjoy operating leverage from economies of scale as our fixed regulatory costs are spread over higher volume.  The Bethlehem facility is registered with the FDA as a pharmaceutical manufacturer and distributor.  It is also registered as a pharmaceutical distributor with the states of Pennsylvania, Texas, Idaho and Kentucky.  In addition, we believe that the operations at the Bethlehem facility are in material compliance with the federal, state and local regulations regarding environmental protection and occupational safety and health.  On average, the annual cost of environmental compliance at our Bethlehem facility averages between 1.3% and 2.2% of revenue generated by the facility.

Our Buffalo facility houses our corporate personnel, our real-time image guidance system design and development technical staff, and the manufacturing operations associated with critical portions of our real-time image guidance system. The Buffalo facility also warehouses and distributes real-time image guidance systems. As such, the Buffalo facility is also registered with the FDA as a manufacturer and distributor of medical devices. This facility was registered under the EN13485 Device Directive in July 2005 for the production of laryngoscope blades. Subsequently, in February 2006, the SabreSourceTM system and accessories were added to the registration. Current activities at this facility are not subject to any federal, state or local environmental restrictions.

The following discussion summarizes FDA regulatory requirements that may affect our activities and products.

Product Classifications and Pre-marketing Submission Requirements

Real-Time Image Guidance Medical Devices

The FDA has established classifications for approximately 1,700 different generic types of medical devices and grouped them into 16 medical specialties referred to as panels. Each of these generic types of medical devices is assigned to one of three regulatory classes (i.e., Class I, II or III) based on the level of control necessary to assure the safety and effectiveness of the medical device. The class to which a medical device is assigned determines, among other things, the type of premarketing submission/application required for FDA clearance to market the medical device.  A medical device that is classified as Class I or II and that has an intended use and design that is substantially equivalent to an existing approved device requires a 510(k) PreMarket Notification submission, or 510(k) application, and FDA clearance for marketing, or

510(k) clearance.  Currently, our real-time image guidance products are classified either as Class I or Class II devices.

The SabreSourceTM system is our second generation laser positioning system for use in real-time fluoroscopically guided procedures.  The SabreSourceTM system, including the Tri-KnewTM Battery Charger, is a Class I device that has received 510(k) clearance.

In addition to the SabreSourceTM system, we have received 510(k) clearance for a series of Class II devices that includes sterile protective drapes for the SabreSourceTM  system and its remote control, and the current LightSabre™ series of needle-based devices.

Our conscious sedation system will be a Class II device requiring 510(k) clearance based on its substantial performance equivalence to existing devices for the administration of nitrous oxide for conscious sedation.

As a medical device manufacturer, we are subject to General Controls under the 1976 Medical Device Amendments to the Food, Drug and Cosmetics Act, including establishment registration, the listing of the device, labeling requirements, the current cGMP and the requirements of the European Medical Device Directive.

Drugs

Our anesthesia and analgesia products are “prescription only” drug products that require FDA approval prior to marketing.  Since the products are generic an ANDA for human use drugs, or an Abbreviated New Animal Drug Application, or ANADA, for veterinary use drugs is used to gain marketing approval.  A generic manufacturer must demonstrate that the manufacture of the product complies with applicable cGMP and that the product meets the same specifications as the initial FDA New Drug Application approved drug.  Two of our products, isoflurane and enflurane, have been approved by the FDA.  We submitted an ANDA for sevoflurane in September 2005.  We expect to produce validation batches of desflurane in April 2006 followed by packaging, stability testing and an ANDA submission in the second half of 2006.

Other Anticipated Regulatory Submissions

The novelty of our conscious sedation system’s use of anesthetic agents as analgetic agents by changing the indications of use of these drugs will require submission of an IND application containing a clinical study plan and protocols be approved prior to entering into the clinical trials of the agents.  The process will also include IRB submission to the selected clinical trial establishments.  IRBs are used to ensure the rights and welfare of people participating in clinical trials both before and during their trial participation.  IRBs at hospitals and research institutions make sure participants are fully informed and have given their written consent before studies ever begin.

Registration and Listing

Our two facilities are FDA registered establishments.  Our Bethlehem facility is registered as a drug manufacturing and labeling facility and our Buffalo facility is registered as a medical device manufacturing facility engaged in basic medical device development, distribution and manufacturing.  Each of our products is listed separately within the requisite divisions of the FDA.  Listing the product with the FDA is done concurrently with the initial marketing of the product.

Labeling

The labeling for each of our drug and device products must be controlled.  Labeling is defined by the FDA as labels, and all other written, printed or graphic matter related to the use and marketing of the product.  Revisions or additions to labeling are controlled by our quality management system and our compliance with cGMPs or, where required, by FDA concurrence or approval.

Manufacturing regulations for devices, including design controls

We comply with cGMPs and have established and implemented a quality management system for the device manufacturing facility in Buffalo, NY that complies with the FDA Quality Management System requirements and our ISO 13485-2003 certification.  Our quality management system establishes procedures and policies for controlling our manufacturing process.  Inclusive in our quality management system are design controls, design procedures and work instructions and personnel training.

Post-marketing obligations

We comply with the FDA Quality Management System and ISO 13485-2003 requirements related to product complaints, corrections, removal, recalls and reporting requirements as are determined and processed by our executive management and vice president of regulatory affairs.

Penalties and legal remedies available to FDA for violations of its regulations

The FDA may audit our facilities at any time.  The FDA uses on-site audits to confirm compliance with applicable cGMPs.  An audit may produce findings and observations and may provoke action by the FDA.  If we were found to be out of compliance with the regulations, including the cGMPs, consequences could include warning letters, seizures, injunctions or consent decrees, fines, civil penalties, recalls or seizures of our products, total or partial suspension of our products, refusal to approve or clear new applications or notices relating to our products, recommendations by the FDA that we not be allowed to enter into government contracts, and criminal prosecution. An audit of our Bethlehem facility was performed in February 2005 and resulted in no findings or observations.  An audit of our Buffalo facility was performed in February 2004 with only minor observations related to housekeeping, which we corrected immediately.

Employees

As of December 31, 2005, we had 80 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Risk Factors

We are subject to a number of risks, including those enumerated below.  Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and on the market price of our common stock.

Risks Related to Our Business

We are currently in a growth stage and may experience setbacks in both business and product development.

We are subject to all of the risks inherent in both the creation of a new business and the development of new and existing products.  As a growth-stage company, our cash flow may be insufficient to meet expenses relating to our operations, the growth of our business and our products, and may be insufficient to allow us to develop new and existing products.  We currently manufacture and market generic inhalation anesthetics and recently launched SabreSource™, our second generation real-time image guidance system.  We also are developing a drug/drug delivery system for conscious sedation.  We do not know if these products will be successful over the long term.

We will need to raise additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to attract additional capital would adversely affect our business.

Our future capital needs will be substantial.  Most notably, we must expand our Bethlehem facility to provide the capacity to produce in a timely manner the quantities of isoflurane, enflurane, sevoflurane and desflurane that we may be required to deliver to our international sales partners in the future under existing contracts in order to allow us to remain the exclusive provider of these inhalation anesthetics to those sales partners in their respective sales regions.  We also expect to incur substantial costs related to the research and development of our conscious sedation program.  Increasing sales of our anesthetic and analgesic business as well as increasing sales of our image guidance product line will require increased working capital.  Finally, unforeseen costs could require us to seek additional capital.  Although we expect our revenues to increase substantially as our products gain market acceptance and our production capacity increases, we also cannot reliably predict our revenues during the next 12 months and, consequently, we cannot predict our capital needs during that period.

We expect to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness.  Additional funding may not be available on favorable terms, or at all.  If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or downsizing or restructuring our operations.

We may seek to raise additional funding through private or public sales of equity securities, and our shareholders may suffer significant dilution.

If we raise additional funding through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.

We failed to meet a financial covenant in our credit facility and may fail to meet our financial covenants in the future which could result in our lender demanding payment in full of our outstanding loan balances.

We failed to meet two of the financial covenants in our credit facility with KeyBank National Association.  Our consolidated EBITDA was less than the established minimum in our credit agreement and our liquidity fell below the required level in our credit agreement.   KeyBank waived our default, and adjusted the liquidity requirements applicable through June, 2006; however, if we default again and KeyBank does not waive the default, we may be required to repay the entire balance of our credit facility.  If we are not able to do so, KeyBank may enforce its lien on some or all of our assets and we may no longer be able to operate our business.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff.  The loss of the services of existing personnel, particularly William Burns, our Chairman of the Board and Chief Executive Officer, and, prior to the completion of the conscious sedation program, John McNeirney, Senior Vice President and Chief Technology Officer, would be detrimental to our research and development programs and to our overall business.

The loss of distribution partners who hold registrations in their territories for international sales of our products could negatively affect our projected sales.

We depend heavily on our distribution partners to sell our products.  Generally our distribution partners are granted exclusivity for our products in their territories, provided that they meet certain purchasing minimums.  Some of our distribution partners hold registrations for our products in their territories.  The loss of any one of these distribution partners holding registrations for our products in their territories could negatively affect our projected sales since no other distributor would be operating in that territory.  If we were not able to find a replacement or if we were delayed in finding a replacement, our sales would decrease until we found a replacement or obtained a registration for our products in that territory.

We face competition in our industry, and many of our competitors have substantially greater experience and resources.

We compete with other companies within the image guidance market, many of which have more capital, more extensive research and development capabilities and greater marketing and human resources than we do.  Some of these image guidance competitors include Medtronic, Inc., BrainLAB, Inc., Stryker Corporation, and Biopsys Medical, a division of Johnson & Johnson.  In the image guidance arena, radiation exposure from fluoroscopy and the need for accuracy in interventional procedures are well-recognized concerns.  As a result, present fluoroscope manufacturers, radiological suppliers, biopsy vendors and suppliers of minimally-invasive medical devices may be already engaged in research and product development to address these concerns or may become engaged in these areas of research and product development in the future.  We expect competition to increase as technological advances are made and commercial applications broaden.  Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes developed by us, and we may not be able to compete successfully.

Similarly, in the anesthesia and analgesia product line, our company directly competes with larger and more established companies, such as Abbott and Baxter that have more capital, more extensive research and development capabilities and greater marketing and human resources than we do.  Competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop.  Our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical.

We are dependent upon sales outside the United States, which are subject to a number of risks.

Our future results of operation could be harmed by risks inherent in doing business in international markets, including:

•

unforeseen changes in regulatory requirements;

•

weaker intellectual property rights protection in some countries;

•

new export license requirements, changes in tariffs or trade restrictions;

•

political and economic instability in our target markets; and

•

greater difficulty in collecting payments from product sales.

We rely upon third-party manufacturers and suppliers, which puts us at risk for supplier business interruptions.

We believe that success in our real-time image guidance product line depends in part on our ability to retain third parties to sub-assemble our products in accordance with established quality and cost standards in sufficient quantities and in a timely manner.  The third party manufacturers that we rely on most heavily for sub-assembly of our real time image guidance products are Tavtek, of West Seneca, NY, Exothermic Molding, Inc. of Kenilworth, NJ, MicroMo Electronics, Inc., of Clearwater, FL and The Millenia Group, of Cheswick, PA. We have no written agreement with these suppliers.  Third-party manufacturers may not perform as we expect.  If third-party manufacturers fail to perform, our ability to market products and to generate revenue would be adversely affected.  Our failure to deliver products in a timely basis could lead to customer dissatisfaction and damage our reputation, cause customers to cancel existing orders and to stop doing business with us.

The third party manufacturers and suppliers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP standards and similar regulations in other countries, which include testing, control and documentation requirements.  Ongoing compliance with cGMP regulations and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries.  Our third party manufacturers and suppliers failure to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to timely obtain parts to sub-assemble into our products.

We rely on a single supplier to supply a material used to make sevoflurane which could result in our not being able to obtain sufficient quantities to meet our short-term needs.

We manufacture sevoflurane at our Bethlehem facility.  We rely on the continuing availability of a certain raw material, HFMOP, from a single supplier to produce sevoflurane.  If we were unable to acquire sufficient quantities of this material from our supplier, we would have to make a significant capital investment and divert resources to produce this material.  Our production capacity would be adversely affected.  A disruption or termination in the supply of this material could result in our inability to meet demand for sevoflurane, which could lead to customer dissatisfaction and damage our reputation or cause customers to cancel existing orders and to stop doing business with us.  Our failure to deliver sevoflurane in a timely basis could lead to customer dissatisfaction and damage our reputation, or cause customers to cancel existing orders and to stop doing business with us.

We may face future product liability claims that may result from the use of our products.

We are subject to potential product liability claims relating to our real-time image guidance and anesthesia and analgesia line of products.  We currently maintain product liability insurance with coverage limits of $4,000,000 in the aggregate, annually.  This coverage and any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance coverage or even renew it.  Our insurance does not cover, and we are not aware of any suitable insurance that would cover, product liability claims for any of our products undergoing clinical trials.  A successful product liability claim could have a material adverse effect on our business, results of operations and financial condition.  In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert the attention of management and other significant resources.

If a flaw, deficiency or contamination of any of our products is discovered, even if no damage or injury occurs, we may need to recall products, and we may be liable for any costs necessary to replace recalled products.  Any such recall could entail substantial costs and adversely affect our reputation, sales and financial condition.  We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit costs.

Significant existing or additional governmental regulation could subject us to unanticipated delays, which would adversely affect our revenues.

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

•

criminal prosecution.

We must expand our Bethlehem facility to provide capacity to produce in a timely manner the quantities of isoflurane, enflurane, sevoflurane and desflurane that we may be required to deliver to our sales partners.  If we are not able to obtain permits and local governmental approvals or if we encounter unexpected delays in obtaining such permits or approvals our expansion may be delayed and our sales may suffer and we may not be able to meet our contractual obligation to supply product to our sales partners.

Failure to obtain regulatory approval for our products in the future may adversely affect our business.

Under the provisions of the U.S. Food, Drug and Cosmetic Act, we must obtain clearance from the FDA prior to commercial use in the United States of some of the products that we may develop.

Medical Devices

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

Pharmaceutical Products

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

Manufacturing Guidelines

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

The third party manufacturers and suppliers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP standards and similar regulations in other countries, which include testing, control and documentation requirements.  Ongoing compliance with cGMP regulations and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries.  If we fail to comply with regulatory requirements, including marketing or promoting products for unapproved uses, we could be subject, among other things, to the enforcement actions discussed above under the risk factor entitled “Significant additional governmental regulation could subject us to unanticipated delays, which would adversely affect our revenues.”

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

We may not be able to expand or enhance our existing product lines with new products limiting our ability to grow our company.

If we are not successful in the continued development and introduction of new products, our ability to grow our company will be impeded.  We may not be able to identify products to enhance or expand our existing product lines.  Even if we can identify potential products, our investment in research and development might be significant before we could bring the product to market.  Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to successfully bring the product to market or achieve market acceptance for such product.  We may never recoup our expenses.  Furthermore, our attention to developing, introducing and producing new products may divert resources and impede our ability to produce, market and sell our existing product line.

We are subject to environmental regulations, and any failure to comply may result in substantial fines and sanctions.

Our operations are subject to United States and international environmental laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of raw materials, waste and other materials.  Many of these laws and regulations provide for substantial fines and criminal sanctions for violations.  Generally, the operation of an inhalant pharmaceutical manufacturing plant and the handling of specialty raw materials entail risks of failure to comply with many regulatory requirements.  We believe that we are and have been operating our businesses and facilities in a manner that complies in all material respects with environmental, health and safety laws and regulations; however, we may incur material costs or liabilities if we fail to maintain our operations in full compliance. We do not maintain environmental damage insurance coverage with respect to the products which we manufacture.

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

Future acquisitions may divert the attention of management and may involve risk of undisclosed liabilities.

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

Additional risks may exist because we became public through a “reverse merger” with a shell corporation that did not have significant recent operations or assets at the time of the reverse merger, but which has had operations in the past. The shell corporation, Technology Acquisition Corporation, was a development stage company from the time of its inception until the time of the merger on December 16, 2004. From time to time the shell corporation engaged in a number of businesses, including oil and gas exploration, marketing of a waste management system, and marketing of a water oxygenating system. For approximately 18 months prior to the merger, the shell corporation had no business operations.  Although we performed a due diligence review of the public company, we may still be exposed to undisclosed liabilities resulting from the prior operations of our company and we could incur losses, damages or other costs as a result.

We may experience future sales of large amounts of common stock by existing shareholders and warrant holders.

Future sales of large amounts of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933 or otherwise and warrant holders who exercise their options could adversely affect the market price of our common stock. Certain of our affiliates, who beneficially own large amounts of our common stock or hold warrants exercisable for shares of our common stock, are not subject to lockup letters or other forms of restriction on the sale of their shares. Sales of a large number of shares of common stock in the public market could adversely  affect the market price and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Our credit facility restricts our ability to pay cash dividends.

Since our inception, we have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our line of credit agreement with KeyBank National Association prohibits the payment of cash dividends other than to holders of our preferred stock as defined in the certificate of incorporation and then only when certain conditions are met such that we cannot be in default of the financial covenants in the credit agreement. If we do not pay any dividends, the only way that our stockholders will be able to profit from an investment will be if the price of the stock appreciates before the stockholder sells it.

We will need to make a substantial financial and man-power investment in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment.  Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.

We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation.   Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources.  We may have to invest in additional accounting and software systems.  We may be required to hire additional personnel and to use outside legal, accounting and advisory services.  In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation.  If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies.  In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 13 U.S. patents and numerous foreign counterparts that protect our products, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

The following is a list of the important patents and patent applications that protect our products, the expiration dates for the patents that have been granted and the expiration dates for additional patents that we have applied for, assuming the patents are granted.

Existing U.S. patents:

Patent Number	Title	Filing Date	Expiration Date
5,810,841	ENERGY GUIDED APPARATUS AND METHOD	5/20/1997	5/20/2017
5,969,193	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/18/1997	8/18/2017
6,036,639	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	4/11/1997	4/11/2017
6,096,049	LIGHT GUIDING DEVICE AND METHOD	7/27/1998	7/27/2018
6,200,274	REMOVABLE NEEDLE RULE	7/7/1998	7/7/2018
6,264,618	SAMPLING DEVICE AND METHOD OF RETRIEVING A SAMPLE	1/28/2000	1/28/2020
6,297,502	ALIGNMENT VERIFICATION DEVICE AND METHOD OF USING THE SAME WITH A VISUAL LIGHT BEAM AND AN X-RAY	5/29/1998	5/29/2018
6,283,125	STERILE DRAPE	11/19/1998	11/19/2018
6,444,358	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	3/10/2000	3/10/2020
6,679,267	STERILE DRAPE	8/31/2001	8/31/2021

6,694,169	TARGETING SYSTEM AND METHOD OF TARGETING	2/22/2001	2/22/2021
6,829,500	METHOD AND DEVICE FOR DETERMINING ACCESS TO A SUBSURFACE TARGET	6/15/1999	6/15/2019

Pending U.S. patent applications:

Application Number	Title	Filing Date	Expiration Date Assuming Issuance
10/272,794	DRUG DELIVERY SYSTEM FOR CONSCIOUS SEDATION	10/17/2002	10/17/2022
10/272,922	SUPPRESSION OF HUMAN ACTIVITY IN AN ENCLOSED SPACE	10/17/2002	10/17/2022
10/644,500	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/20/2003	8/20/2023
10/977,759	TARGETING SYSTEM AND METHOD OF TARGETING	10/29/2004	10/29/2024
11/281,294	METHOD FOR THE PREPARATION OF SEVOFLURANE	11/17/2004	11/17/2024
11/281,293	PROCESS FOR PRODUCTION OF 1,2,2,2 - TETRAFLUORO ETHYL DIFLUORO METHYL ETHER	11/17/2004	11/17/2024
11/098,243	REMOVAL OF CARBON DIOXIDE AND CARBON MONOXIDE FROM PATIENT EXPIRED GAS DURING ANESTHESIA	4/4/2005	4/4/2025
60/672,334	PREPARATION OF SEVOFLURANE WITH NEGLIGIBLE WATER CONTENT	4/18/2005	4/18/2025

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

If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

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

Item 2.  Description of Property.

Our principal offices are located at 847 Main Street, Buffalo, New York, where we lease approximately 17,500 square feet of laboratory and office space at an annual cost of approximately $194,000 plus our proportional share of various shared costs of the landlord. We signed an agreement in 2005 to move our Buffalo, New York operations to a new facility in 2006, which is currently under construction in the nearby suburb of Orchard Park, New York. The new stand-alone facility in a modern industrial park will have approximately 37,000 square feet.  We have entered into a ten-year lease with the option to purchase the building after seven years for $4,260,000. The lease will require annual payments of approximately $436,000 in year one, increasing over time to approximately $486,000 in year ten.

We also own a 28,687 square-foot modern pharmaceutical manufacturing facility on four acres in Bethlehem, Pennsylvania that consists of approximately 11,500 square feet of finished office and laboratory space and 17,064 square feet of manufacturing space. This property is subject to a mortgage securing our $3.5 million credit facility with KeyBank National Association, or KeyBank.

We believe that our facilities and equipment are effectively utilized, well maintained and in good condition.

We believe that we maintain adequate insurance for our facilities.

We do not invest in real estate other than for use in our business. Accordingly, we have not adopted any specific policies regarding investments in real estate, interests in real estate, or investment in real estate mortgages.

Item 3. Legal Proceedings.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity And Related Stockholder Matters.

Market Information

As of November 7, 2005 we listed our common stock on the American Stock Exchange under the symbol, “BUF.”  Prior to that time, our stock had been quoted under the symbol “MNRD.OB” on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in our common stock in the over-the-counter market was limited and the quotations set forth below are not necessarily indicative of actual market conditions during that time period. All prices prior to the quarter ended September 30, 2004 reflect activity in our common stock prior to the announcement of our agreement to acquire Minrad Inc. Further, all prices prior to November 2005 reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low sales price for the periods presented have been adjusted to reflect stock splits:

	High	Low
2004
March 31, 2004	.11	.06
June 30, 2004	.11	.11
September 30, 2004	10.05	.11
December 31, 2004	4.25	2.50

2005
March 31, 2005	7.00	3.00
June 30, 2005	4.35	2.00
September 30, 2005	3.30	1.85
December 31, 2005	2.46	1.25

Holders

As of March 23, 2006, there were approximately 810 stockholders of record of our common stock.

Dividends

During 2005 we sold 11,260 shares of newly issued Series A convertible preferred stock at the price of $1,000 per share that pay 6% dividends. In 2005, we recognized cash dividends of $370,153. Our credit facility with KeyBank prohibits us from paying cash dividends other than to holders of our Series A preferred stock pursuant to the terms of our certificate of incorporation and then only if we are in compliance with the financial covenants in our credit agreement.

Securities authorized for issuance under equity compensation plan

As of December 31, 2005, our only equity compensation plans were our 2004 Stock Option Plan and our 2005 Directors Compensation Plan, which were previously approved by our stockholders. The following table provides information about the plans as of that date.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
Equity compensation plans approved by security holders.........................................................................	2,906,808	$2.04	4,107,818

(1)	Reflects shares issuable upon exercise of options issued and issuable under the Company’s 2004 Stock Option Plan.

Purchase of shares

During the fourth quarter of 2005 we did not purchase any of our shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Factors That May Affect Future Results

All statements, other than statements of historical fact, contained in this annual report on Form 10-KSB constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements.

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this annual report on Form 10-KSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in Item 1 of this annual report on Form 10-KSB, including the following:

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

•

our exposure to undisclosed liabilities of the public shell corporation;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in this annual report on Form 10-KSB.

Overview

Merger.

On December 16, 2004, we acquired Minrad Inc. through a reverse merger of our newly formed subsidiary into Minrad Inc. As a result, Minrad Inc. became our wholly owned subsidiary and the stockholders of Minrad Inc. became the beneficial owners of approximately 83% of our common stock. Because we did not have any substantial assets or operations during the two fiscal years prior to the acquisition, Minrad Inc. is deemed to be the accounting acquirer of Minrad International, Inc. and the discussion of operations below relates to the operations of Minrad Inc. References in this discussion to “fiscal 2004” are to Minrad Inc.’s fiscal year ended

September 30, 2004. References to “fiscal 2005” are to Minrad International, Inc. and subsidiaries year ended December 31, 2005. On January 19, 2005, we changed our fiscal year end to December 31.

Company Background.

We operate an interventional pain management business with two product lines: (1) anesthesia and analgesia and (2) real-time image guidance. Our products are sold throughout the world, primarily in North America, Europe, Asia and Latin America.  The anesthesia and analgesia business is engaged currently in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions.  Approximately 98% of our sales revenue for the years ended December 31, 2005 and September 30, 2004, and the three month periods ended December 31, 2004 and 2003, were generated from the sale of inhalation anesthetics. We also manufacture patented real-time image guidance technologies that facilitate minimally invasive surgery with the first product sales expected to be in the first quarter of 2006.  SabreSourceTM and the accompanying Light SabreTM disposable products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia.  They enable improved accuracy in interventional procedures, reduced radiation exposure and support the transfer of these procedures to outpatient settings.  We are in the process of redesigning these products, which resulted in minimal revenue during the years ended December 31, 2005, and September 30, 2004, and the three month periods ended December 31, 2004, and December 31, 2003.  We are also developing a drug and a drug delivery system for conscious sedation. For the fiscal year ended December 31, 2005, we had revenue of $8.3 million.

Results of Operations -- Year Ended September 30, 2004 Compared to Year Ended December 31, 2005

	2004	2005	Increase/ (Decrease)	Percentage Change
Revenue	$4,116,995	$8,345,278	$4,228,283	103%
Gross Margin	966,516	3,516,335	2,549,819	264%
Gross Margin %	23%	42%	19 pts	83%
Research and development	1,175,570	1,804,162	628,592	53%
Sales and marketing	736,266	1,759,773	1,023,507	139%
Finance and administration	2,097,288	2,754,548	657,260	31%
Interest expense	789,443	2,282,082	1,492,639	189%
Debt conversion costs	713,000	0	(713,000)	100%
Net Loss	$(4,545,051)	$(5,084,229)	$539,178	12%

Revenue

	2004	2005	Increase/ (Decrease)	Percentage Change
United States and Canada	$1,171,498	$2,467,519	$1,296,021	111%
International	2,945,497	5,877,759	2,932,262	100%
Total	$4,116,995	$8,345,278	$4,228,283	103%

Revenue increased significantly by $4,228,283, or 103%, to $8,345,278 for fiscal 2005 from $4,116,995 for fiscal 2004. International sales doubled year-over-year and North America sales increased by 111%. Our anesthesia and analgesia product line generated over 99% of revenue in fiscal 2005. Sevoflurane recorded its first sales as an active pharmaceutical agent in 2005, generating revenue of over $1 million. Isoflurane sales increased by 85% and enflurane sales experienced double digit growth year-over-year.

Sales in the United States and Canada rose sharply driven by three factors: (1) U.S. sales generated from our partnership with RxElite increased by $358,748; (2) OEM sales increased by $701,252; and (3) a final settlement on a 2003 insurance business interruption claim added $300,000 in revenue in fiscal 2005.

International sales increased by 100% or $2,932,262 from sales of $2,945,497 in fiscal 2004 to sales of $5,877,759 in fiscal 2005. Sales grew by 148% or $1,983,939 in Latin America, from $1,342,237 in 2004 to $3,326,176 in 2005 as the result of a continued increase in drug approvals in the region. The European region sales increased by 104% or $560,403 from $539,185 in 2004 to $1,099,588 in 2005 largely due to an increase in sales to customers in Eastern Europe and the Middle East. The pacific rim region recorded an increase in sales of $387,079 or 36% from $1,063,745 in 2004 to $1,450,824 in 2005. This increase was driven by new product registrations in major Northern Asian and ASEAN territories partially offset by a decrease of sales in the Indian Subcontinent.

Three key factors support the potential for increased sales of inhalation anesthetics in fiscal 2006.  First, the number of active distribution contracts for inhalation anesthetics increased in fiscal 2005 compared to fiscal 2004 by approximately 25% to 37 contracts by the end of fiscal 2005. If annual minimums under existing agreements are met, 2006 revenues will significantly exceed actual sales in fiscal 2005.  Second, we will have more distributors promoting our product in more markets as the new distributors obtain their necessary regulatory approvals. Third, the annual minimums these contracts require to remain exclusive increases to $25.7 million in 2006, $78.1 million in 2007 and $114.3 million in 2008.  We may also benefit from increased sales of sevoflurane as our international distributors receive regulatory approval for this additional product.

Gross Margin

Gross margin improved by $2,549,819 from 23% in 2004 to 42% in 2005 or 19 percentage points primarily due to increased volume year-over-year and decreased costs in the production of inhalation anesthetics. The standard costs (budgeted cost to manufacture one unit of a product) were reduced year-over-year due to reduced labor, material and overhead costs estimated to manufacture one unit of finished product. This improved our gross margin at standard cost to 61% for 2005 from 54% in 2004. Unfavorable manufacturing variances (comparison of actual cost to the standard cost) of approximately $1,469,000 for 2005 were largely driven by volume variances in the production of anesthetic agents and SabreSourceTM medical devices. A volume variance is the difference between the expected production output at standard cost and the actual production output. Although production increased significantly year-over-year to meet customer demands, production still fell short of the level assumed in the standard cost. The negative manufacturing volume variance of approximately $958,000 for inhalation anesthetics was largely due to overhead costs which exceeded the standard cost by approximately $746,000 and direct labor costs which exceeded the standard cost by approximately $212,000. Negative purchase price variances reduced gross margin by approximately $107,000 as part of the manufacturing variance. The negative manufacturing variance for SabreSourceTM in the Buffalo facility was approximately $271,000 due to volume at less than standard cost which failed to absorb the overhead costs as assumed in the standard cost.

There is the potential for a significant increase in gross margin percentage in fiscal 2006.  There are efforts underway to significantly reduce manufacturing inefficiencies and thus reduce negative manufacturing variances which would improve the gross margin percentage in fiscal 2006.  Also, there is the potential for significantly higher revenue in fiscal 2006.  Thus even without an improvement in manufacturing efficiency, the manufacturing variance as a percentage of revenue could be reduced thereby improving the gross margin percentage.  We believe the combination of improved operating efficiency and increased volume could result in a significant increase in gross margin percentage points in fiscal 2006.

Research and Development

Research and development expenses increased by $628,592, or 53%, to $1,804,162, or 22% of revenue, for fiscal 2005, from $1,175,570, or 29% of revenue, for fiscal 2004.  The increase of $628,592 is primarily related to a payroll and benefits increase of $383,701. This largely reflects increased personnel in our registration department. Intellectual property maintenance costs increased by $122,721. Other increases were related to travel and employee relocation costs of $71,466 and $45,000 for the extension of options, which was a non-cash expense.

Sales and Marketing

Sales and marketing expenses increased by $1,023,507, or 139%, to $1,759,773 for fiscal 2005 from $736,266 for fiscal 2004. As a percentage of product sales, sales and marketing costs increased from 18% of sales in 2004 to 21% of sales in 2005.  The increase year-over-year can be explained by the following: an increase of $451,052 in personnel costs primarily related to supporting our anesthesia and analgesia contracts and to establish a communications department; $175,831 for increased convention and marketing expenses, related primarily to the launch of SabreSourceTM; an increase of $216,495 in travel and relocation related expenses; and $31,000 for the extension of options which was a non cash expense.

Finance and Administration

Finance and administration expenses increased by $657,260, or 31%, to $2,754,548 for fiscal 2005 from $2,097,288 for fiscal 2004. Wages and benefits increased by $486,957.  Such increases were primarily related to the creation of new positions, including chief operating officer and controller, and management incentive compensation increases of approximately $153,000.  The increased staffing was largely driven by the need to support the growth in the business and to meet the compliance requirements of being a public company. General insurance costs increased by $157,176 year-over-year based on premium increases for increased sales and significantly increased premiums on directors and officers coverage as a public company.  Travel and relocation related expenses increased by $108,493. There was also an increase of $45,000 for the extension of options which was a non-cash expense and an increase of $68,750 for stock listing fees.  These were partially offset by a reduction in legal fees of $161,658 and a reduction in the bad debt reserve of $56,000.

Interest Expense: Cash

Cash interest declined sharply year-over-year, reflecting our fund raising efforts in fiscal 2005 and the resulting conversion and repayment of outstanding obligations. Cash interest expense in 2005 was $376,843. This represents a reduction of $412,600 or 52% from cash interest expense of $789,443 in 2004. Included in the cash interest expense for 2005 is $5,511 for interest expense due to the line of credit we paid off and closed in December 2005. While interest levels for calendar 2006 are undeterminable at this time, the primary source of cash interest expense in the first quarter will be related to our line of credit with KeyBank. Factoring will be limited with this instrument. The mortgage held by Bayview Loan Servicing LLC on our Bethlehem facility has also been paid off, eliminating another source of cash interest expense for 2006 as compared to 2005.

Interest Expense: Non-cash

We recognized $1,905,711 in imputed (non-cash) interest expense in 2005 attributed to debt discount amortization of warrants issued in connection with debt instruments. This was an increase of $1,192,711, or 167%, over 2004. Approximately $980,523 of the imputed interest for 2005 was related to warrants issued to Kevin Kimberlin Partners L.P. for providing a guarantee of a $1 million working capital line of credit. The working capital line of credit was paid off and retired in June of 2005 and no additional warrants will be issued in connection with Kevin Kimberlin’s guarantee. Also $925,188 of the imputed interest for 2005 was incurred in association with a $2.5 million bridge financing. For fiscal 2004 we incurred debt conversion costs of $713,000. At this time, subject to the requirements of undetermined future funding, we do not expect to recognize imputed interest in 2006 given our current capital structure.

Dividends

For fiscal 2005 total dividends on our Series A convertible preferred stock amounted to cash dividends of $370,153, and non-cash dividends of $6,598,549. There were no dividends in fiscal 2004.

Net Loss

Net loss increased by $539,178, or 12%, to $5,084,229 for fiscal 2005 from $4,545,051 for fiscal 2004. This increase in net loss is due primarily to the increase in operating expenses and non-cash interest, while being partially offset by an increase in gross margin and a reduction in cash interest expense as discussed above in more detail. Without non-cash interest expense, the net loss for fiscal 2005 would have been $3,178,518 compared to $3,832,051 for fiscal 2004, a decrease of $653,533 or 17%.

Liquidity and Capital

As of December 31, 2005, we had current assets of approximately $9.0 million, including $0.7 million in cash, and current liabilities of approximately $5.8 million. As of December 31, 2004, we had current assets of approximately $2.2 million, including nominal amounts of cash, and current liabilities of approximately $6.1 million. The largest increase in our current assets was in accounts receivable. They increased by approximately $2.9 million from $0.6 million on December 31, 2004 to approximately $3.5 million on December 31, 2005. This is primarily due to sales in the fourth quarter of fiscal 2005 which amounted to approximately $2.5 million.  We expect all receivables to be collected and therefore believe an allowance for doubtful accounts is not necessary at this time. Inventory increased by approximately $2.8 million from approximately $1.1 million on December 31, 2004 to $3.9 million on December 31, 2005. This reflects an increase in inventory for the expected launch of SabreSourceTM as well as an increase in the inventory of inhalation anesthetics year-over-year.

Net cash used by operating activities increased by approximately $6.5 million, or 218%, to approximately $9.5 million for fiscal 2005 from approximately $3.0 million for fiscal 2004. The increase in net cash used by operating activities primarily was attributable to the increases in inventory and accounts receivable to support the year-over-year revenue growth, in particular the $2.5 million of sales in the fourth quarter of 2005, as well as the build up and expected launch of SabreSourceTM. Inventory increased by approximately $2.8 million in fiscal 2005 compared to a reduction of approximately $0.2 million in fiscal year 2004. Accounts receivable increased by approximately $2.5 million in fiscal 2005 compared to a reduction of $0.2 million in fiscal 2004.

Net cash used by investing activities for fiscal 2005 was approximately $0.5 million. For fiscal 2004, investing activities used net cash of approximately $0.3 million. The additional use of cash by investing activities for fiscal 2005 was primarily due to purchases of property and equipment and costs associated with patent applications.

Net cash provided by financing activities increased by approximately $7.4 million, or 224%, to approximately $10.7 million for fiscal 2005 from approximately $3.3 million for fiscal 2004.  In fiscal 2005 we raised approximately $9.5 million, net of costs, though a preferred stock placement.  We also borrowed $2.5 million in a bridge loan that was repaid during the year.  In December of 2005, we borrowed $2.7 million from a line of credit with KeyBank.  We repaid a demand note worth approximately $1.0 million with Wachovia Bank, N.A. in June 2005.  We also repaid a promissory note representing a mortgage on the Bethlehem facility for approximately $0.8 million in December 2005.

We have incurred significant net losses since inception and as of December 31, 2005 had an accumulated deficit of approximately $36 million.  We plan to continue to invest in infrastructure and product development.  Our future liquidity and capital requirements will depend on numerous factors, including the successful retention and expansion of our customer base, success of our existing and new product offerings and technological and market developments. Our planned future capital requirements will be substantial. Most notably, we must expand our Bethlehem facility in order to produce in a timely manner the quantities of enflurane, isoflurane, sevoflurane and desflurane that international sales partners are required to purchase in the future under existing contracts to maintain exclusivity in their respective sales regions. We expect to incur substantial costs related to research and development costs for conscious sedation. Accordingly, we will need to raise additional funds in the future through the private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on terms favorable to us, or at all, which would delay or curtail or expansion plans. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital would have a material adverse effect on our results of operations and financial condition.

Results of Operations - Three month period ending December 31, 2003 compared to the three month period ending December 31, 2004:

			Increase/	Percentage
	2003	2004	(Decrease)	Change
Revenue	$ 1,049,362	$ 460,276	$(589,086)	(56%)
Gross Margin	143,506	(156,115)	(299,621)	(209%)
Gross Margin %	13.7%	(33.9%)	(47.6) pts	(347%)
Research and development	368,026	308,670	(59,356)	(16%)
Sales and marketing	193,680	230,348	36,668	19%
Finance and administration	454,523	486,970	32,447	7%
Operating loss	(872,723)	(1,182,103)	309,380	35%
Interest expense	276,481	198,280	(78,201)	(28%)
Net loss	$(1,149,204)	$(1,380,383)	$231,179	20%

Revenue

For the quarter ended December 31, 2004, we generated revenue of $460,276 as compared to $1,049,362 for the quarter ended December 31, 2003. The decrease of $589,086, or 56%, was not reflective of market conditions as we ended the quarter with $1,037,000 in immediately shippable backlog, or orders from customers that were past the requested shipping date of our customers.  The backlog resulted from the switch over of our plant production facilities to production of validation batches of sevoflurane.  Because sevoflurane and isoflurane are manufactured in multi-purpose equipment rather than dedicated equipment, our production of isoflurane was curtailed while we completed three validation batches of sevoflurane along with necessary cleanouts and changeovers.

The length of our changeover was increased due to the failure of a contractor to meet the installation schedule for new piping that would have improved our production capacity. When the validation process for sevoflurane was completed in December of 2004, we resumed production of isoflurane, and the availability of finished isoflurane began to increase at the beginning of 2005. As isoflurane became available, we shipped to customers with lower inventory levels first in order to minimize the impact on their ability to meet their customer demand for product. We continued this practice allocating backlogged orders to maintain inventory levels of our distributors through the end of the calendar quarter ending March 31, 2005, when we had shipped the backlog from the prior quarter.

Gross Margin

Gross margin for the quarter ended December 31, 2004 was $(156,115) as compared with $143,506 for quarter ended December 31, 2003, representing a decrease of $299,621. Gross margin was (33.9%) as compared with 13.7% in the prior period. The unfavorable gross margin variance in the quarter ended December 31, 2004 was a function of lower volumes due to our Bethlehem facility’s inactivity during the sevoflurane validation campaign.  The lower volumes resulted in unfavorable manufacturing absorption variances of $406,200.

Shipment of the $1,037,000 in immediately shippable backlog during the quarter ended December 31, 2004 would have had a positive impact on gross profit for this period. We expect to experience fluctuations in gross margins in future periods, primarily resulting from fluctuations in production volume based on increasing demand and the introduction of new products during 2005.

Research and Development

Research and development expenses for the quarter ended December 31, 2004 were $308,670, representing a reduction of $59,356, or 16%, from the quarter ended December 31, 2003. The year-over-year decrease is composed of a timing-related reduction in prototype expenses of $96,525. Partially offsetting this were increased wage and benefit expenses of $50,788 which were related to additional personnel in the image-guidance engineering staff.

Sales and Marketing

Sales and marketing expense increased from $193,680 in the quarter ended December 31, 2003 to $230,348 in the quarter ended December 31, 2004. This $36,668 or 19% increase is primarily attributed to trade show expenses associated with the introduction of our new SabreSource™ technology.

Finance and Administration

Finance and administration costs increased $32,447, from $454,523 in the quarter ended December 31, 2003 to $486,970 in the quarter ended December 31, 2004. On an on-going basis, finance and administration costs increased by approximately $218,000 from $379,000 in the quarter ended December 31, 2003 to approximately $597,000 in the quarter ended December 31, 2004, a 58% increase. Three main factors contributed to the increase in finance and administration expenses: $126,000 in additional wages and benefits, $90,000 in legal and accounting expenses, and $43,000 in increased insurance costs. Most of these increased costs relate to the cost to comply with being a public company. In addition, our reserves for bad debt expense based on specific identification of doubtful accounts decreased. In the quarter ended December 31, 2003, the Company recognized $75,000 as bad debt expense, versus a $110,000 bad debt recovery that occurred in the quarter ended December 31, 2004. This $185,000 difference between periods offset a large portion of the increase in other finance and administration costs.

Interest Expense

Interest expense declined from $276,481 in quarter ended December 31, 2003 to $198,280 in the quarter ended December 31, 2004. This reduction of $78,201 is a result of the reduction in debt following the conversion of short-term demand notes to equity during March of 2004.

Net Loss

The net loss for the quarter ended December 31, 2004 was $1,380,383, an increase of $231,179, or 20%, from the $1,149,204 net loss recorded in the quarter ended December 31, 2003. The major contributors to the loss recorded in the quarter ended December 31, 2004 were a $299,621 reduction in gross margin, partially offset by a reduction in interest expense of $78,201.

Liquidity and Capital Resources

As of December 31, 2004, we had current assets of approximately $2.2 million (including nominal amounts of cash) and current liabilities of approximately $6.1 million. As of December 31, 2003, we had current assets of approximately $1.8 million, including cash and equivalents and restricted cash of approximately $426,000, and current liabilities of approximately $9.6 million. The net improvement in working capital of approximately $3.8 million is attributed primarily to the conversion of approximately $3.0 million of short-term demand notes into equity.

Net cash used by operating activities increased by approximately $625,000, or 228%, from approximately $274,000 for the quarter ended December 31, 2003 to approximately $899,000 for the quarter ended December 31, 2004. This increase was primarily attributable to the increased net loss from operations of approximately $231,000 and reduced levels of cash generated from changes in working capital of approximately $394,000. These changes in working capital primarily included a reduction in allowance for doubtful accounts of $178,000 due to the collection of previously reserved accounts.  These changes in working capital also included a reduction in the decrease in inventory of $416,000 which was caused by a slowdown of converting raw materials and work in process into finished goods for immediate sale. In the three months ended December 31, 2004, we completed our first batch of the chemical formula for sevoflurane which took longer than expected and delayed production of isoflurane during the changeover. Finally, these increases in cash used by operating activities were partially offset by $123,000 in expenses satisfied with debt instruments in the three months ended December 31, 2004.

Net cash used by investing activities for the quarter ended December 31, 2004 was $52,000, a decrease of $383,000 from the $435,000 experienced in the quarter ended December 31, 2003. This decrease was primarily due to a short term investment of $350,000 at December 31, 2003 generated from initial equity investments which was subsequently expended in operations. There also was an approximately $40,000 reduction in purchases of property and equipment. Net cash provided by financing activities increased by approximately $168,000 from approximately $785,000 at December 31, 2003 to approximately $953,000 at December 31, 2004. This increase was largely due to debt repayments of $106,000 in the quarter ended December 31, 2003. In the quarter ended December 31, 2004, we raised approximately $971,000 through borrowings under demand notes payable as compared to approximately $925,000 of comparable borrowings in the fourth quarter of 2003, a net increase of $46,000. We also had a $35,000 increase in the issuance of common stock, offset by repayments to affiliates of $13,000 and net factor advances of $15,000. Our liquidity was substantially improved in the first six months of 2005 with the securing of $2.5 million in bridge debt and the closing of a private placement of $11.3 million of Series A preferred stock.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis. We base our estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates we used under different assumptions or conditions. We believe the following concentrations and critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use its judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy monthly, based on current risks, trends and changes in industry conditions. There was no allowance for doubtful accounts as of December 31, 2005. There was an allowance for doubtful accounts of $317,000 at December 31, 2004. During the year ended December 31, 2005, approximately $261,000 of the allowance for doubtful accounts related to an uncollectible account from one customer and was deducted from accounts receivable.  The remaining $56,000 was recorded into income due to a change in the collection status of a customer and is included in finance and administration expenses.  One distributor is responsible for the majority of the North American sales.  Our international sales are being conducted by approximately 40 distributors. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances. At this time, we believe that there is no need for an allowance for doubtful accounts at December 31, 2005.

Inventory Valuation

Inventory is stated at the lower of cost (using the first-in, first-out accounting method) or market. A reserve for slow moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable.  The current inventory is considered properly valued and saleable. During the year ended December 31, 2005, we disposed of all inventory that was considered slow moving as of December 31, 2004. The entire amount was deducted against inventory with no impact on the statement of operations. At this time, we believe that there is no need for a reserve for slow moving and obsolete inventory at December 31, 2005. We had established valuation reserves associated with slow-moving inventory of approximately $725,000 at December 31, 2004.

Property, Equipment and Depreciation

Depreciation is computed over the estimated useful life of three to five years using the straight-line depreciation method. Long-lived assets to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based upon estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Patents

Patents and patent acquisition costs are recorded at cost and amortized over their remaining useful life, not to exceed the legal life. There has been no amortization expense relating to these patents during the periods presented since the patents have yet to be issued and the Company has yet to place the related technology in service.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This standard requires the asset and liability method accounting for income taxes and the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not, as well as future tax obligations attributed to taxable temporary differences.

At December 31, 2005, we had net operating loss carry forwards, or NOL’s, of approximately $26,950,000, as compared to $21,581,000 at December 31, 2004, and research and development tax credits of approximately $269,000, as compared to $252,000 at December 31, 2004, which begin to expire in the year 2011 through 2024.  Due to the uncertainty as to our ability to generate sufficient taxable income in the future to utilize the NOL’s and tax credits before they expire, we have recorded a valuation allowance to reduce the gross deferred tax assets to zero.

Revenue Recognition

We recognize revenue from product sales when the goods are shipped to the customer, resulting in the transfer of title and risk of loss.

Research and Development Costs

All costs related to research and development is expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Stock Based Compensation

We account for our stock option plans utilizing the intrinsic value method specified under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of the grant. In accordance with SFAS 123, “Accounting for Stock Based Compensation,” we disclose the summary of pro forma effects to reported net loss as if we had elected to recognize compensation costs based on the fair value of the employee options at the grant date. Stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

During the year ended December 31, 2005, the Financial Accounting Standards Board, or FASB, issued a revision to Statement of Financial Accounting Standards, or SFAS, 123 entitled SFAS 123 R – “Share Based Payment,” requiring companies to include the fair value of stock options granted as an expense. This revision will become effective for us commencing January 1, 2006.  The impact of adoption is disclosed in the notes to the financial statements.

During the year ended December 31, 2005, FASB issued SFAS 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. We adopted this new standard January 1, 2005. Adopting this new standard did not have a significant impact on our financial statements.

Item 7. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

48

Consolidated Financial Statements:

Balance Sheets

49

Statements of Operations

50

Statement of Changes in Stockholders’ Equity (Deficit)

51

Statements of Cash Flows

52

Notes to the Consolidated Financial Statements                                                                          53 - 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Minrad International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Minrad International, Inc. and Subsidiaries (“Minrad”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and September 30, 2004 and the three-month period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financing reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minrad as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and September 30, 2004 and the three-month period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York

March 6, 2006

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$ 669,567	$ 2,930
Accounts receivable, net	3,459,275	606,229
Inventories, net	3,860,442	1,069,565
Prepaid expenses and
other current assets	961,484	472,049
Total current assets	8,950,768	2,150,773
Property and equipment:
Machinery and equipment	1,379,657	721,501
Computers	220,790	128,949
Furniture and fixtures	22,641	22,641
Construction in progress	295,153	300,241
	1,918,241	1,173,332
Less accumulated depreciation	849,333	674,126
	1,068,908	499,206
Other assets	163,732	112,798

	$ 10,183,408	$ 2,762,777
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Demand notes payable:
Bank and other	$ 2,720,000	$ 1,146,125
Stockholders and affiliates	-	325,000
Accounts payable	2,541,838	2,433,859
Dividends payable	170,329	-
Accrued expenses	405,388	824,812
Due to affiliates	-	374,740
Current portion of long-term debt, including default reclassifications	-	1,022,309
Total current liabilities	5,837,555	6,126,845

Commitments and contingencies (See Note 14)	-	-

Stockholders’ equity (deficit)
Series A convertible preferred stock	2,800	-
Common stock	290,585	280,192
Additional paid in capital	40,261,861	20,512,202
Accumulated deficit	(36,209,393)	(24,156,462)
Total stockholders’ equity (deficit)	4,345,853	(3,364,068)
	$ 10,183,408	$ 2,762,777

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended		Three-Month Periods Ended
	December 31, 2005	September 30, 2004	December 31, 2004	(Unaudited) December 31, 2003
Revenue	$ 8,345,278	$ 4,116,995	$ 460,276	$ 1,049,362

Cost of goods sold	4,828,943	3,150,479	616,391	905,856

Gross margin	3,516,335	966,516	(156,115)	143,506
Operating expenses:
Sales and marketing	1,759,773	736,266	230,348	193,680
Research and development	1,804,162	1,175,570	308,670	368,026
Finance and administrative	2,754,548	2,097,288	486,970	454,523
Total operating expenses	6,318,483	4,009,124	1,025,988	1,016,229

Operating loss	(2,802,148)	(3,042,608)	(1,182,103)	(872,723)
Non-operating expenses:
Interest expense:
Stockholders and affiliates	(2,014,802)	(316,271)	(130,715)	(67,480)
Other	(267,279)	(473,172)	(67,565)	(209,001)
Debt conversion costs - stockholders	-	(713,000)	-	-
Total non-operating expenses	(2,282,081)	(1,502,443)	(198,280)	(276,481)
Net loss	(5,084,229)	(4,545,051)	(1,380,383)	(1,149,204)
Less preferred stock dividends:
Cash dividends	(370,153)	-	-	-
Non cash dividends	(6,598,549)	-	-	-

Net loss available for common stockholders	$ (12,052,931)	$ (4,545,051)	$ (1,380,383)	$ (1,149,204)

Net loss per share, basic and diluted	$ (.42)	$ (.22)	$ (.05)	$ (.08)

Weighted average common shares outstanding, basic and diluted (including TAC shares)	28,519,125	20,429,491	27,830,951	14,656,366

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2003	-	$ -	950,000	$475,000	14,155,485	$ 141,555	$11,727,531	$(18,231,028)	$(5,886,942)
Sale of common stock, net of costs	-	-	-	-	3,211,084	32,111	3,517,936	-	3,550,047
Conversion of debt to equity	-	-	-	-	3,797,533	37,975	2,975,668	-	3,013,643
Debt conversion costs - stockholders	-	-	-	-	-	-	713,000	-	713,000
Beneficial conversion feature of demand notes payable	-	-	-	-	-	-	123,000	-	123,000
Conversion of Series B preferred stock to common stock	-	-	(950,000)	(475,000)	1,140,000	11,400	463,600	-	-
Stock options exercised	-	-	-	-	15,000	150	26,100	-	26,250
Warrants converted to equity	-	-	-	-	44,794	448	(448)	-	-
Net loss	-	-	-	-	-	-	-	(4,545,051)	(4,545,051)
Balance at September 30, 2004	-	-	-	-	22,363,896	223,639	19,546,387	(22,776,079)	(3,006,053)
Sale of common stock	-				20,000	200	34,800	-	35,000
Warrants issued on Wachovia guarantee	-	-	-	-	-	-	116,888	-	116,888
Stock based compensation on options granted to non-employee	-	-	-	-	-	-	4,150	-	4,150
Equity acquired in recapitalization	-	-	-	-	5,635,257	56,353	809,977	-	866,330
Net loss	-	-	-	-	-	-	-	(1,380,383)	(1,380,383)
Balance at December 31, 2004	-	-	-	-	28,019,153	280,192	20,512,202	(24,156,462)	(3,364,068)
Sale of common stock; net of costs	-	-	-	-	868,241	8,682	1,426,500	-	1,435,182
Sale of preferred stock; net of costs	11,260	2,815	-	-	-	-	9,460,284	-	9,463,099
Conversion of preferred stock and accrued dividends to common stock	(60)	(15)	-	-	30,163	302	38	-	325
Stock options exercised	-	-	-	-	140,874	1,409	237,527	-	238,936
Stock based compensation on options extended	-	-	-	-	-	-	121,050	-	121,050
Warrants issued with demand notes	-	-	-	-	-	-	925,188	-	925,188
Warrants issued on Wachovia guarantee	-	-		-	-	-	980,523	-	980,523
Preferred dividends:
Cash dividends	-	-	-	-	-	-	-	(370,153)	(370,153)
Amortization of beneficial conversion feature	-	-	-	-	-	-	6,598,549	(6,598,549)	-
Net loss	-	-	-	-	-	-	-	(5,084,229)	(5,084,229)
Balance at December 31, 2005	11,200	$2,800	-	$-	29,058,431	$290,585	$40,261,861	$(36,209,393)	$4,345,853

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		Three-Month Periods Ended
	December 31, 2005	September 30, 2004	December 31, 2004	(UNAUDITED) December 31, 2003

Cash flows from operating activities:
Net loss	$(5,084,229)	$(4,545,051)	$(1,380,383)	$(1,149,204)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	186,708	139,611	24,704	37,500
Increase (decrease) in allowance for doubtful accounts	(317,000)	65,000	(103,000)	75,000
Stock based compensation on options extended and granted to non-employees	121,050	-	4,150	-
Warrants issued for guarantee	980,523	-	116,888	-
Amortization of note discount	925,188	123,000	-	-
Debt conversion costs	-	713,000	-	-
(Increase) decrease in assets:
Accounts receivable	(2,536,047)	224,687	26,530	244,033
Inventories	(2,790,877)	220,243	39,127	454,535
Prepaid expenses	(327,910)	(85,416)	(340,868)	(286,783)
Increase (decrease) in liabilities:
Accounts payable	(261,136)	168,432	534,569	380,428
Accrued expenses	(419,424)	(20,994)	179,286	(29,513)
Net cash used by operating activities	(9,523,154)	(2,997,488)	(898,997)	(274,004)

Cash flows from investing activities:
Purchases of property and equipment	(375,795)	(241,233)	(45,222)	(84,810)
Acquisition of other assets	(107,025)	(57,805)	(6,402)	-
Deposit to restricted cash	-	-	-	(350,000)
Net cash used by investing activities	(482,820)	(299,038)	(51,624)	(434,810)

Cash flows from financing activities:
Net decrease (increase) in other assets	48,591	12,153	(5,269)	(8,709)
Net repayments to affiliates	(374,740)	(2,333)	(29,165)	(15,673)
Borrowings under demand notes payable, net of costs	5,054,476	872,467	971,500	925,000
Repayments under demand notes payable	(2,971,125)	(915,342)	(15,928)	(106,239)
Principal payments on long-term debt	(1,022,309)	(246,879)	(3,174)	(9,697)
Proceeds from sale of common stock, net of costs	435,182	3,550,047	35,000	-
Proceeds from sale of preferred stock, net of costs	9,463,099	-	-	-
Preferred cash dividends paid	(199,499)	-	-	-
Proceeds from options exercised	238,936	26,250	-	-
Net cash provided by financing activities	10,672,611	3,296,363	952,964	784,682
Net increase (decrease) in cash and cash equivalents	666,637	(163)	2,343	75,868
Cash and cash equivalents - beginning of period	2,930	750	587	750
Cash and cash equivalents - end of period	$ 669,567	$ 587	$ 2,930	$ 76,618

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS

Basis of Presentation – Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad, Inc., and Minrad EU (collectively, the Company), that are consolidated for financial reporting purposes.  All intercompany transactions have been eliminated in consolidation.

As a result of the merger with Technology Acquisition Corporation (TAC) referenced below, the Company adopted the fiscal year end of Minrad Inc., which was September 30.  Subsequently, the Company changed its year end to December 31.  Accordingly, the accompanying consolidated balance sheets present information of the Company as of December 31, 2005 and 2004, and the accompanying consolidated statements of operations and cash flows present information for the years ending December 31, 2005 and September 30, 2004; the three-month transition period ending December 31, 2004 and the comparative three-month period ended December 31, 2003 (unaudited).

Business Description - The Company is an interventional pain management company with two product lines: (1) anesthesia and analgesia, and (2) real-time image guidance.  The Company’s products are sold throughout the world, primarily in North America, Europe, Asia and Latin America.  The anesthesia and analgesia business currently manufactures and sells generic inhalation anesthetics that are primarily used for human and veterinary surgical procedures.  Approximately 99% of the Company’s revenue for all periods presented were generated from the sale of inhalation anesthetics. The Company manufactures patented real-time image guidance technologies that facilitate minimally invasive surgery.  We expect to launch the SabreSourceTM system, our second-generation real-time image guidance system product in the first quarter of 2006.  The SabreSourceTM system and the accompanying Light SabreTM disposable products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia.  They enable improved accuracy and reduced radiation in interventional procedures and support the transfer of these procedures to outpatient settings.  The Company was in the process of redesigning its real-time image guidance products during the periods presented in the accompanying financial statements, resulting in minimal revenue during those periods.  We also are developing a drug and a drug delivery system for conscious sedation.

Merger - On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange (the Agreement) with TAC, Technology Acquisition Subsidiary, Inc. (TAS) and certain majority shareholders of TAC.  TAC was a relatively inactive public company shell listed for quotation on the Over The Counter Bulletin Board.  Under the terms of the Agreement, on December 16, 2004, all outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock.  Minrad Inc. was merged with TAS, with Minrad Inc. surviving and becoming a wholly owned subsidiary of TAC.  Upon consummation of the merger, the former stockholders of Minrad Inc. owned approximately 83% of the outstanding shares of TAC and controlled TAC’s Board of Directors. Accordingly, for accounting purposes, Minrad Inc. was deemed to be the accounting acquirer of TAC and a recapitalization was deemed to have occurred.  The assets and liabilities of TAC as of the date of acquisition were nominal with the exception of an $879,557 receivable from Minrad Inc., which was eliminated upon consolidation. These assets and liabilities were recorded at their fair value and the 5,635,357 previously outstanding TAC shares were recorded as issued for the net equity of TAC as of December 16, 2004. Upon consummation of the merger, TAC changed its name to Minrad International, Inc.  The accompanying consolidated statements of operations and cash flows include the activities of TAC, now Minrad International, Inc., from December 16, 2004.  The operations of Minrad, Inc., the accounting acquirer, are reflected fully in each of the periods presented in the accompanying financial statements.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS (CONTINUED)

Information on TAC prior to the merger can be found on its annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2004. The consolidated balance sheet of TAC as of December 16, 2004 and its results of operations for the period from April 1, 2004 through December 16, 2004 are as follows:

TECHNOLOGY ACQUISITION CORPORATION

Consolidated Balance Sheet

December 16, 2004

ASSETS

Current assets

$

      880,922

Total assets

$

       880,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

$

      14,593

Total stockholders’ equity

      866,329

Total liabilities and stockholders’ equity

$

      880,922

Consolidated Statement of Operations

For the period from April 1, 2004 through December 16, 2004

Revenues

$

         -

General and administrative expenses

      96,511

Operating loss

     (96,511)

Other income

        7,057

Net loss available to common stockholders

$

    (89,454)

Basic net loss per share of common stock

$

       (0.02)

Weighted average number of common shares

 outstanding

      4,582,052

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

Accounts Receivable - The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts.  An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date.  On a monthly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions.  No interest is accrued on past due accounts receivable.  The Company has concluded that there is no need for an allowance for doubtful accounts at December 31, 2005 ($317,000 at December 31, 2004). During the year ended December 31, 2005, approximately $261,000 of the allowance for doubtful accounts as of December 31, 2004 that related to a major uncollectible account from one customer was deducted from accounts receivable.  The remaining $56,000 was recognized as income due to a change in the collection status of a customer, and is included as a reduction of finance and administrative expenses in the accompanying statement of operations for the year ended December 31, 2005.  The majority of North American sales have been made to one large distributor.  International sales have been concentrated among approximately 40 major distributors.  Although the Company generally does not require collateral, letters of credit may be required from our customers in certain circumstances.

     Sale of Certain Accounts Receivable - The Company has adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In October 2003, the Company established a factoring line with a financial institution (the Purchaser), that enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Pursuant to the provisions of SFAS 140, the Company reflects the factoring transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the amount to be paid to the Company by the Purchaser upon collection from the customer, the retained amount, less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 30% of the total accounts receivable invoice sold to the Purchaser, less 5% of the total invoice as a factoring fee.  Further, the Purchaser charges the Company late charges of 24% per annum on invoices purchased in the event a payment by the Company’s customer to the Purchaser is made 30 days past its due date.  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts.  In connection with the factoring agreement, the Company also has the ability to request advances from the Purchaser against the retained interests.  These advances bear interest at the rate of 24% per annum.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2005, the Company settled all outstanding balances relating to the factoring agreement and terminated the arrangement.  During the year ended December 31, 2005, prior to the termination of the arrangement, the Company sold approximately $4.0 million of its accounts receivable to the Purchaser.  The Company sold approximately $4.1 million in the year ended September 30, 2004, and $300,000 and $1.4 million in the three-month periods ended December 31, 2004 and 2003, respectively, to the Purchaser under the factoring agreement.  As of December 31, 2004, approximately $1 million of these receivables remained outstanding.  After deducting estimated fees and advances from the factor, the net receivable from the purchaser amounted to $515,415 at December 31, 2004, and is included in accounts receivable in the accompanying balance sheet as of that date.  Further, the Company had requested and received an advance from the Purchaser against this retained interest, which amounted to $148,592 as of December 31, 2004.  These amounts are reflected as a demand note payable in the accompanying balance sheet as of December 31, 2004 (See Note 6).

There were no gains or losses on the sale of the accounts receivable because all were eventually collected.  The cost associated with the 5% fee totaled approximately $171,000 for the year ending December 31, 2005 ($208,000 for the year ending September 30, 2004; $15,000 and $73,000, for the three-month periods ending December 31, 2004 and 2003, respectively).  These fees were classified on the income statement as interest expense.  Late charges were minimal and are included in the above fees.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable.  During the year ended December 31, 2005, the Company disposed of all of the inventory that it considered slow moving as of December 31, 2004.  The entire amount was deducted from inventory with no effect on the statement of operations.  The current inventory is considered properly valued and saleable.  The Company concluded that there is no need for a reserve for slow moving and obsolete inventory at December 31, 2005.

Property and Equipment - Property and equipment are recorded at cost.  All assets that require a period of time to prepare for their intended use are classified as contracts in progress until placed in service.  If material, interest is capitalized during this period. There were approximately $17,000 of interest capitalized during the three-month period ended December 31, 2004.  There was no interest capitalized during the years ended December 31, 2005 and September 30, 2004 or the three-month period ended December 31, 2003. Depreciation is recognized on the straight-line method over the estimated useful lives of the Company’s assets, which range from three to five years.  Depreciation expense amounted to approximately $175,000 for the year ended December 31, 2005 ($140,000 for the year ended September 30, 2004; $25,000 and $37,500 for the three-month periods ended December 31, 2004 and 2003, respectively).

The Company owns land and a manufacturing facility in Bethlehem, Pennsylvania, which it acquired in a business combination during the year ended September 30, 2001.  The facility, as well as related machinery and equipment, are used in the Company’s anesthesia and analgesia business.  At the date of acquisition, the fair value of the assets exceeded the consideration paid.  Accordingly, in accordance with SFAS 141 “Business Combinations,” there was no value assigned to these assets at the date of acquisition and have a zero recorded value at December 31, 2005 and 2004.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents - Patent acquisition and application costs are recorded at cost and amortized over their remaining useful life, not to exceed their legal life.  There has been no amortization expense relating to patents during the periods presented since the corresponding patents have yet to be issued and the Company has yet to place the related technology in service.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The standard requires the asset and liability method of accounting for income taxes and the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not, as well as future tax obligations attributed to taxable temporary differences.

Revenue Recognition - The Company recognizes revenue from product sales when the goods are shipped to the customer, resulting in the transfer of title and risk of loss.

Earnings Per Share - The Company has adopted the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted number of common shares outstanding (denominator) for the period.  The Company calculated retroactively the earnings or loss per share for certain of the periods presented in the accompanying financial statements by restating the weighted average common shares outstanding after giving effect to the recapitalization discussed in Note 1.  Diluted earnings per share assumes the exercise or conversion of all dilutive securities.  Diluted loss per share does not differ from basic loss per share for all periods presented because inclusion of potential common shares would be anti-dilutive.

If the Company had generated earnings during each of the periods presented in the accompanying financial statements, 7,874,470 shares of common stock would have been added to the weighted averages shares outstanding for the year ended December 31, 2005; 2,816,198 shares of common stock would have been added for the three-month period ended December 31, 2004, and none would have been added for the year ended September 30, 2004 or the three-month period ended December 31, 2003, to calculate fully diluted earnings per share. These additional shares represent the assumed conversion of convertible debt and the assumed exercise of common stock options and warrants whose exercise price was less than the average fair value of the Company’s common stock during the applicable period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Research and Development Costs - All costs related to research and development are expensed as incurred.  These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Advertising - The Company expenses advertising as incurred.  These amounts were not significant for the periods presented.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation - The Company accounts for its stock option plans under the intrinsic value method specified in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant.  In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company discloses the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the employee options at the grant date (see Recent Accounting Pronouncements below).  Stock options and warrants issued to non-employees are recognized as compensation expense based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Recent Accounting Pronouncements - During the year ended December 31, 2005, the Financial Accounting Standards Board (the FASB) issued a revision to SFAS 123 entitled SFAS 123 R - “Share-Based Payment,” requiring companies to include the fair value of stock options granted as an expense in their statement of operations.  This revision will become effective for the Company commencing January 1, 2006.  See Note 10 for the expected impact of recording the fair value of options granted.

During the year ended December 31, 2004, the FASB issued SFAS 151, “Inventory Costs.”  This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances.  The Company adopted this new standard January 1, 2005. Adopting this new standard did not have a significant impact on the Company’s financial statements.

Accounting Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, actual results may differ from estimated amounts.

Segment Reporting - In applying the provisions of SFAS 131 “Segment Reporting,” management has determined that the Company is organized, managed and internally reported as one business segment (see Note 17).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity.  Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its demand notes payable and long-term debt, the fair value approximates its carrying amount.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions.  Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

Many of the raw materials used in the anesthesia and analgesia business are readily available from multiple vendors.  However, the main raw material of a significant anesthesia product is currently only available from one vendor.  Purchases from this supplier represented approximately 33% of raw material purchases during the year ended December 31, 2005.  Interruption in the supply of raw materials could adversely affect our ability to supply finished products on the short-term.

Reclassifications - Certain amounts included in the balance sheet as of December 31, 2004 and in the financial statements for the year ended September 30, 2004 and the three-month periods ended December 31, 2004 and 2003, have been reclassified to conform with the presentation of the financial statements as of and for the years ended December 31, 2005.

NOTE 3. - CONTINUING OPERATIONS

The Company has incurred substantial operating losses since inception. The Company has devoted and expects to devote substantial capital resources for research and development of new products and for expanding its operations through internal growth and strategic acquisitions.  The Company anticipates that the introduction of the Company’s second-generation real-time image guidance system in 2006 and the introduction of a new inhalation anesthetic will have a positive impact on revenue growth and cash flows in 2006 and beyond.

The Company’s business plan anticipates that its future activities will be funded from the issuance of additional equity or debt securities.  There can be no assurance that such additional financing, will be available on terms acceptable to the Company or at all.  Failure to raise the funds necessary to finance future cash requirements would adversely affect the Company’s ability to pursue its strategy and could negatively affect operations in future periods.  The accompanying financial statements do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its fundraising efforts.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - INVENTORIES

Inventories consist of the following at December 31:

	2005	2004

Raw materials	$1,196,893	$383,355
Work-in-progress	1,420,495	466,421
Finished goods	1,243,054	944,789
	3,860,442	1,794,565

Less reserve for slow moving and obsolete inventory	-	725,000

	$3,860,442	$1,069,565

NOTE 5. - OTHER ASSETS

Other assets consist of the following at December 31:

	2005	2004

Patent application costs and other	$163,732	$ 64,207
Restricted deposits (A)	-	48,591

	$163,732	$112,798

(A) In connection with the Bayview promissory note (see Note 7), the Company was required to maintain two restricted deposit accounts.  Under a holdback agreement, the lender retained $68,182 of the original proceeds as a reserve to ensure payment of monthly loan payments.  This balance, less amounts applied against principal and interest payments, amounted to $35,417 at December 31, 2004.  In addition, the Company was also required to maintain a restricted deposit account for the payment of taxes that amounted to $13,174 as of December 31, 2004.  During the year ended December 31, 2005, the entire note was repaid, and the restriction on the reserve accounts was released.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE

Demand notes payable consist of the following at December 31:

2005	2004

Bank and Other

Key Bank – A $3,500,000 line of credit was established in December 2005 with a one-year term and interest based on the bank’s prime rate (7.25 % at December 31, 2005), plus 2%.  Interest on the unused line accrues at .05%. The line is secured by essentially all of the assets of the Company.  The line provides for maximum borrowings of up to $3,500,000 or, if less, an amount equal to approximately 35% of eligible inventory, plus 60% of eligible receivables plus $1,000,000.  The borrowing base is subject to minimum liquidity of $1,000,000 in cash, including amounts available under the line.  The Company may also borrow under the line of credit up to $250,000 for standby letters of credit.  The agreement requires the Company to meet certain covenants including minimum liquidity, minimum EBITDA, (net income plus interest expense, income taxes, depreciation and amortization) and net worth, some of which were violated as of December 31, 2005. Subsequent to December 31, 2005, Key Bank has waived all covenant violations and amended the credit agreement to revise certain covenant provisions for future periods, primarily reducing the minimum liquidity level to $360,000 through June 30, 2006, at which point the requirement returns to $1,000,000. Cash dividends on Series A preferred stock are allowed provided that no defaults have occurred and there are no cash dividends on common stock. The fees associated with securing the line were approximately $166,000 and are included in prepaid expenses and other current assets as of December 31, 2005 and will be amortized into expense in 2006. Subsequent to December 31, 2005, the outstanding line balance was increased to $3,120,000.

$2,720,000	$-

Wachovia Bank, N.A. – At December 31, 2004, the Company had outstanding a demand note payable to Wachovia Bank, N.A., with interest payable monthly at the lender’s monthly LIBOR Index rate (2.28% at December 31, 2004), plus 1.25%.  The note was secured by all assets of the Company and was guaranteed by Kevin Kimberlin Partners L.P. (“KKP”). Kevin Kimberlin is an officer of Spencer Trask Specialty Group, which is a shareholder of the Company. As consideration for the guarantee, the Company issued warrants to KKP to purchase 2,500,000 million shares of common stock, of which, 1,000,000 warrants were granted in August 2001 and 1,500,000 warrants were granted in December 2001.  The warrants vested immediately, are exercisable for $1 per share, and expire in December 2008.  In October 2004, an agreement was entered into to extend the KKP guarantee. This agreement called for a grant of warrants to purchase 50,000 shares of common stock at the beginning of each month that the debt was not repaid, beginning in October 2004.  The warrants entitle KKP to purchase shares of common stock at $ 0.75 per share and will expire on varying dates through May 31, 2010. During the year ended December 31, 2005, 300,000 warrants were issued under this agreement (150,000 warrants for the three-month period ended December 31, 2004).  These warrants were valued utilizing the Black-Scholes pricing model, resulting in $980,523 being recorded and included in interest expense for the year ended December 31, 2005 ($116,888 for the three-month period ended December 31, 2004).  During the year ended December 31, 2005, the entire note was repaid and cancelled.

-	997,553

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - DEMAND NOTES PAYABLE (CONTINUED)

	2005	2004

Advance payable – At December 31, 2004, the Company had an advance outstanding under the factoring arrangement described above (see Note 2). The advance bore interest at 24%. During the year ended December 31, 2005, the advance was repaid and the factoring arrangement was terminated.	-	148,592

	$2,720,000	$1,146,125

Stockholders and Affiliates	2005	2004

Bridge Notes – In February 2005, the Company issued to existing stockholders, (1) convertible promissory notes with an aggregate principal amount of $2,500,000 million which bore interest at 6% and matured in October 2005; and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the Company’s common stock at $1.75 per share.  These warrants were valued at $925,188 using the Black Scholes Option Pricing Model, which was recorded as a note discount and was amortized into interest expense during the year ended December 31, 2005.  On May 11, 2005, the parties amended provisions of the convertible notes relating to optional prepayment, optional acceleration, and optional conversion rights.  During the term of the notes, none of the amended provisions triggered convertibility at the option of the holder were satisfied.  On October 7, 2005, the Company satisfied the $2,500,000 demand notes with interest of $97,151.  At the direction of a stockholder, the Company applied $1,000,000 of the repayment of principal of the demand notes as consideration for the purchase of 571,249 shares of common stock at $1.75 per share.

	$-	$-

Stockholder loans – In 2004, various stockholders advanced $325,000 to the Company through unsecured notes bearing interest at a rate of 6.0%. The notes contained no repayment terms.  In connection with these unsecured agreements, the Company granted the stockholders options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.95 per share.  These options vest on January 1, 2006 and expire on December 31, 2010.  The value of these detachable options, recorded as interest expense, amounted to $4,150 during the three-month period ended December 31, 2004.  During the year ended December 31, 2005, the entire balance was repaid.

	-	325,000

	$-	$325,000

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2005	2004

Buffalo and Erie County Regional Development Corporation (RDC) - A $300,000 seven-year term loan, payable in monthly installments of $3,571 plus interest at 8% through March 2006 had outstanding borrowings at December 31, 2004.  Additional annual mandatory principal payments were required in the event the Company generated net income, as defined by the agreement. The loan was collateralized by substantially all of the assets of the Company.  As of December 31, 2004, the Company was in violation of certain provisions of this agreement, which were not waived.  Accordingly, the entire balance was classified as current as of December 31, 2004.  During the year ended December 31, 2005, the entire balance was repaid.

	$ -	$ 214,160
Bayview Loan Servicing - An $875,000 promissory note, secured by a mortgage on certain property, had outstanding borrowings at December 31, 2004. The loan was payable in monthly installments of $11,360, including interest at the rate of 13.5% through November 2016. As of December 31, 2004, the Company was delinquent with respect to certain payments, resulting in a default, as defined by the agreement. Accordingly, the entire balance was classified as current as of December 31, 2004. During the year ended December 31, 2005, the entire balance was repaid.	-	808,149
	-	1,022,309
Less current maturities, including default reclassifications.	-	1,022,309

	$ -	$ -

NOTE 8. - INCOME TAXES

The deferred tax asset consists of the following components at December 31:

	2005	2004
Federal net operating loss carryforward	$10,780,000	$8,632,000
Stock warrant and option expense	440,000	48,000
Research and development credit carryforward	269,000	252,000
Unrealized loss on investments	240,000	240,000
Other temporary differences	68,000	94,000
Non-deductible reserves	-	416,800
	11,797,000	9,682,800
Less valuation allowance	11,797,000	9,682,800

Net deferred tax asset	$-	$-

At December 31, 2005, the Company had operating loss carry forwards (NOLs) of approximately $26,950,000 ($21,581,000 at December 31, 2004), and research and development tax credits of approximately $269,000 ($252,000 at December 31, 2004) which will expire in the years 2011 through 2024.  The utilization of the operating loss and tax credit carryforwards may be limited as a result of ownership changes that have occurred.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax assets to zero.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - INCOME TAXES (CONTINUED)

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

			Three-Month
	Years Ended		Period Ended
	December 31,	September 30,	December 31,
	2005	2004	2004

Statutory United States federal rate	(34)%	(34)%	(34)%
State income taxes net of federal benefit	(6)	(6)	(6)
Nondeductible debt inducement costs	-	6	-
Change in valuation reserves	40	34	40

Effective tax rate	0%	0%	0%

NOTE 9. - EQUITY

The numbers of shares authorized for all classes of stock are as follows at December 31:

	2005	2004

Common, voting, $.01 par value	100,000,000	100,000,000
Series A Convertible Preferred	5,000,000	5,000,000
Series B Convertible Preferred	-	-

Total	105,000,000	105,000,000

 Series A Convertible Preferred Stock - Minrad International, Inc. has 5,000,000 shares of preferred stock, par value $0.25, authorized.  During the year ended December 31, 2005, the Company sold 11,260 shares of newly issued Series A Convertible Preferred Stock at the price of $1,000 per share for net proceeds of $9,463,099 after cash fees.  The preferred shares mature in June 2009.  Each share is immediately convertible into 500 shares of common stock at the option of the holder, and will become convertible at the option of the Company if the Company’s common stock reaches an average closing price of $5.00 per share with average volume of 50,000 shares traded per day over 20 consecutive days, which has yet to occur.  Dividends of 6% on the preferred shares are cumulative, accrue daily, and are payable quarterly in cash, or at the option of the Company, in common stock.  Total dividends for the year ended December 31, 2005 amounted to $370,153 and were paid in cash or accrued as of December 31, 2005.  At maturity, the preferred shares, at the option of the Company, will be converted into common stock or redeemed for $1,000 per share.  In connection with the sale, the Company granted to the investors warrants to purchase 2,815,000 shares of common stock at an exercise price of $3.85 per share.  The warrants vested immediately and expire in June 2008.  The above-described warrants were valued at $1,901,658 using the Black-Scholes pricing model.  Also in connection with the financing, the Company issued, as placement agent fees, warrants to purchase 563,000 shares of common stock at an exercise price of $2.00 per share.  Those warrants vested immediately and expire in June 2012.  The warrants issued as placement agent fees were valued at $1,034,662 using the Black Scholes Option Pricing Model.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY (CONTINUED)

The conversion price of the Series A Preferred Stock was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $6,598,549.  This beneficial conversion feature has been immediately recognized as additional non-cash dividends.  During the year ended December 31, 2005, the holders of Series A Preferred Stock converted 60 shares and accrued dividends of $325 into 30,163 shares of common stock.  As of December 31, 2005, there were 11,200 shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock - Minrad Inc.’s Series B Convertible Preferred Stock had a par value of $1.50 per share and was convertible at the option of the holder into common stock at a conversion price of $1.50 per share.  The Series B Convertible Preferred Stock had full voting rights and powers and was entitled to one vote for each share of common stock into which the shares were convertible.  Effective upon the amendment to Minrad Inc.’s articles of incorporation during the year ended September 30, 2004, Series B Convertible Preferred Stock is no longer authorized for issuance of Minrad Inc. and all outstanding Series B convertible preferred stock were converted into common stock.

Stock Transactions - Year Ended December 31, 2005:  The Company raised $1,435,182, net of cash fees, through the issuance of 868,241 shares of common stock; $9,463,099, net of cash fees, through the issuance of 11,260 shares of Series A Convertible Preferred Stock; and an additional $238,936 through the issuance of 140,874 shares of common stock to employees upon the exercise of options at a weighted average price of $1.70 per share.

Stock Transactions – Three-Month Period Ended December 31, 2004:  The Company issued 5,635,257 shares of common stock in connection with the reverse merger on December 16, 2004 (see Note 1).  Also, the Company raised $35,000 through the issuance of 20,000 shares of common stock in connection with a private placement to one of its employees for $1.75 per share.  There were no related expenses.

Stock Transactions - Year Ended September 30 2004: The Company raised approximately $4,012,500 through the issuance of 3,211,084 shares of common stock in connection with a private placement for $1.25 per share.  Related expenses amounted to $462,500, resulting in net proceeds of $3,550,047.  In connection with this private placement, the Company granted to investors warrants to purchase 320,108 shares of common stock at an exercise price of $1.25.  A portion of the proceeds, amounting to $67,370, was allocated to these warrants, which were valued using the Black Scholes Option Pricing Model.

The Company converted various demand notes outstanding as of September 30, 2003 aggregating $2,253,916 and accrued interest of $173,547 into 2,910,538 shares of common stock.  The holders of certain of these notes were offered conversion terms that resulted in the issuance of shares of common stock in excess of the amount stated in the original agreement, as well as warrants to purchase an additional 475,000 shares of common stock at an exercise price of $1 per share.  These warrants vested immediately and expire in December 2007.  Accordingly, the conversion was considered to be induced by the Company, resulting in the fair value of the shares and warrants issued in excess of the original terms being recorded as a debt conversion cost in the statement of operations.  This induced conversion cost amounted to $713,000.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY (CONTINUED)

The Company issued additional convertible demand notes in the aggregate principal amount of $485,000 to Spencer Trask Specialty Group, LLC, New England Partners Capital, LP (NEP), and another lender.  These notes accrued interest at the rate of 8%. There was a beneficial conversion feature with respect to $185,000 of these notes as a result of a conversion price that was less than the fair value of the Company’s common stock at the time of issuance.  The beneficial conversion feature amounted to $123,000, calculated as the fair value of the excess shares to be issued as a result of the beneficial conversion feature.  This amount has been recorded as interest expense in the accompanying statement of operations. All notes were subsequently converted during the year ended September 30, 2004 along with accrued interest of $16,287, into 668,383 shares of common stock.

The Company converted certain vendor accounts payable, accrued expenses, and related party advances, aggregating $84,893, into 67,915 shares of common stock.

The holders of Series B Preferred Stock of Minrad, Inc. converted all 950,000 shares outstanding into 1,140,000 common shares.

The Company issued to warrant holders 44,794 shares of common stock in exchange for the retirement of outstanding warrants.

Stock Warrants – Upon issuance, the stock warrants are valued using the Black Scholes Option Pricing Model, using an expected dividend rate of zero, a stock volatility of 34%, the contractual term of the warrant as the expected life and the risk-free interest rate in effect of the time of grant for the term. The following is a summary of the warrant activity:

	Number	Weighted
	Of Warrants	Average
	Outstanding	Exercise Price

Outstanding at September 30, 2003	4,017,295	$1.07
Granted – Year ended September 30, 2004	795,108	$1.10
Forfeited/converted to common stock – Year ended September 30, 2004	(177,708)	$1.41
Outstanding at September 30, 2004	4,634,695	$1.06
Granted – Three-month period ended December 31, 2004	208,526	$1.03
Outstanding at December 31, 2004	4,843,221	$1.06
Granted – Year ended December 31, 2005	4,085,171	$3.16
Outstanding at December 31, 2005	8,928,392	$2.02

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - EQUITY (CONTINUED)

The following table summarizes the status of the Company’s outstanding warrants, all of which are considered exercisable as of December 31, 2005:

Exercise Price Range		Number of Warrants	Weighted Average Price	Weighted Average Remaining Life (Years)
$0.75	$1.00	3,425,000	$0.97	2.7
$1.01	$1.50	1,659,695	$1.17	4.7
$1.51	$2.00	1,028,697	$1.89	5.6
$3.51	$4.00	2,815,000	$3.85	2.5
Total		8,928,392

NOTE 10. - STOCK OPTIONS

The Company has adopted an incentive stock option plan, which authorizes the grant of up to 7,170,500 options to officers and other employees.  Grants under this plan are made at an exercise price of not less than 110% of the market value of common stock on the date of grant.  The options may be exercised in specified increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.

A summary of the status of options granted under the incentive stock option plan is presented below:

	Number of	Weighted
	Shares Subject	Average
	to Options	Exercise Price
Outstanding as of September 30, 2003	670,750	$ 1.82
Granted – Year ended September 30, 2004	1,876,750	$ 1.42
Forfeited – Year ended September 30, 2004	(279,750)	$ 1.98
Exercised – Year ended September 30, 2004	(15,000)	$ 1.75
Outstanding as of September 30, 2004	2,252,750	$ 1.47
Granted to employees – Three-month period ended December 31, 2004	71,667	$ 1.95
Granted to non-employees – Three-month period ended December 31, 2004	60,000	$ 1.95
Forfeited – Three-month period ended December 31, 2004	(23,500)	$ 1.73
Exercised – Three-month period ended December 31, 2004	-	$ -
Outstanding as of December 31, 2004	2,360,917	$ 1.50
Granted to employees – Year ended December 31, 2005	932,750	$ 3.41
Forfeited – Year ended December 31, 2005	(245,984)	$ 2.16
Exercised – Year ended December 31, 2005	(140,875)	$ 1.70
Outstanding as of December 31, 2005	2,906,808	$ 2.04
Exercisable as of December 31, 2005	1,628,183	$ 1.51

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTIONS (CONTINUED)

The following table summarizes the status of the Company’s aggregate stock options as of December 31, 2005:

		Options Outstanding			Options Exercisable
Exercise Price Range		Number of Options	Weighted Average Price	Weighted Average Remaining Life (Years)	Number of Options	Weighted Average Price	Weighted Average Remaining Life (Years)
$1.40	$2.00	2,129,058	$1.48	5.1	1,548,183	$1.46	5.1
$2.01	$2.50	240,000	$2.20	5.8	70,000	$2.29	4.6
$2.51	$3.00	53,000	$2.73	6.2	-	$-	-
$3.01	$3.50	21,000	$3.20	6.1	-	$-	-
$3.51	$4.00	5,000	$3.85	2.9	-	$-	-
$4.01	$4.75	458,750	$4.41	6.6	10,000	$4.75	1.3

Total		2,906,808			1,628,183

Options outstanding as of December 31, 2005 had exercise prices ranging from $1.40 to $4.75.  The weighted average remaining contractual life of the options outstanding was 5.4 years as of December 31, 2005 (5.7 years as of December 31, 2004).

The Company applies APB Opinion No. 25 in accounting for its stock option plan. Non-cash compensation expense of $121,050 was recognized in connection with the modification of terms of options outstanding to seven non-executive employees.  No compensation expense was recognized for initially granted options to employees for the years ended December 31, 2005 and September 30, 2004 or for the three-month periods ended December 31, 2004 and 2003, since all options granted during those periods have an exercise price greater than the market value on the date of grant.

The weighted average fair value of the options granted to employees during the year ended December 31, 2005 was $1.37 per share ($.12 per share during the year ended September 30, 2004 and $.14 per share during the period ended December 31, 2004).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTIONS (CONTINUED)

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss would have increased as follows.

	Years Ended		Three-Month Periods Ended
	December 31,	September 30,	December 31,	December 31,
	2005	2004	2004	2003
Net loss-as reported (000’s)	$(5,084)	$(4,545)	$(1,380)	$(1,149)
Expense related to extended options	121
Total stock based employee compensation expense determined under fair value method for all awards (000s)	(450)	(47)	(28)	-

Net loss- pro forma (000’s)	$(5,413)	$(4,592)	$(1,408)	$(1,149)

Net loss per share, basic and diluted, as reported	$(.42)	$(.22)	$(.05)	$(.08)

Net loss per share, basic and diluted, proforma	$(.43)	$(.22)	$(.05)	$(.08)

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations:

	Years Ended		Three-Month Periods Ended
	December 31,	September 30,	December 31,	December 31,
	2005	2004	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	34%	0%	0%	0%
Risk-free interest rate	4.00%	4.02%	3.96%	3.50%
Expected life of options	6.5 Years	6.5 Years	6.0 Years	4 Years

The Company intends to adopt SFAS 123(R) using the “modified prospective” transition method beginning with our first quarter of 2006.  Under this method, awards that are granted, modified, or settled after December 31, 2005, will be measured and accounted for in accordance with SFAS 123(R).  In addition, beginning in our first quarter of 2006, expense must be recognized in the statement of operations for unvested awards that were granted prior to the adoption of SFAS 123(R).  The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation.”  The following table summarizes existing agreements and their expected pretax impact on earnings.

	2006	2007	2008	2009	2010
Expected pretax expense	$453,000	$242,000	$78,000	$78,000	$6,000
Per share, assuming December 31, 2005 weighted average shares outstanding	$.02	$.01	$-	$-	$-

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - RELATED PARTY TRANSACTIONS

 A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Amounts due to affiliates is comprised of the following at December 31:

	2005	2004

Biosight, Inc.	$-	$187,809
Biovision, Inc.	-	88,600
Employee advances and notes	-	73,774
Kevin Kimberlin Partners LP	-	24,557

	$-	$374,740

Minrad was indebted to Biosight, Inc., a healthcare consulting firm currently inactive, and Biovision, Inc., a medical products firm also currently inactive.  Stockholders in these companies and Kevin Kimberlin Partners, L.P. are also stockholders of the Company. The amounts outstanding were unsecured.  During the year ended December 31, 2005, all outstanding amounts, including interest, were paid in full

At December 31, 2005, employee advances, which consist of normal business expense reimbursements, are recorded in accounts payable.    During the three-month period ended December 31, 2004, the Company raised $35,000 through the sale of stock to one of its employees for $1.75 per share.  There were no related expenses.

In connection with the Company’s issuance of Series A Convertible Preferred Stock, as discussed in Note 9, approximately $617,000 of the fees were paid to stockholders or affiliates.  Also warrants to purchase 385,500 shares of common stock were granted to stockholders or affiliates.  In addition, as discussed in Note 6, the Company granted warrants to purchase 300,000 (150,000 for the period ended December 31, 2004) shares of common stock to Kevin Kimberlin Partners, L.P. who controls a stockholder in the Company, in relation to a guarantee of certain bank debt.  In connection with the $2,500,000 demand note, as discussed in Note 6, the Company granted warrants to purchase an aggregate of 375,000 shares of common stock to stockholders.

A Company controlled by a stockholder has contracted with Minrad to provide consulting services. The initial two year agreement started on December 1, 2003.  The initial agreement provided monthly payments of $5,000, commissions on specific sales, and reimbursement of certain business expenses. Expenses incurred were approximately $182,000 for year ending December 31, 2005 ($143,000 for year ending September 30, 2004, $22,000 and $0 for the periods ending December 31, 2004 and December 31, 2003 respectively).  There has been a verbal agreement to extend the initial agreement through January 2007 with increased monthly payments of $10,000.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - RELATED PARTY TRANSACTIONS (CONTINUED)

Interest expense on debt owed to stockholders and affiliates amounted to approximately $2,015,000 for the year ended December 31, 2005 ($316,000 for the year ended September 30, 2004 and $131,000 and $67,000 for the three-month periods ended December 31, 2004 and 2003, respectively). Debt conversion costs of $713,000 for the year ended September 30, 2004 was also attributed to the stockholders.

In connection with the pre-merger sale of TAC stock (see Note 1), investment warrants were issued to stockholders and affiliates in accordance with an agreement dated December 31, 2003. Minrad Inc. granted investment warrants of 10% of the number of shares sold in any equity funding.  During the year ended December 31, 2005 there were a total of 32,171 warrants issued to stockholders and affiliates related to the equity funding (320,108 for the year ended September 30, 2004; 58,526 and none for the periods ended December 31, 2004 and 2003, respectively).  Cash fees earned by stockholders and affiliates during the year ended December 31, 2005 associated with the issuance of common stock in connection with the private placement was $56,300 ($400,135 for the year ended September 30, 2004; $102,420 for the three-month period ended December 31, 2004). (see Note 9).

As discussed in Note 9, the Company issued 475,000 warrants to stockholders relating to demand notes issued during the year ended September 30, 2004.

NOTE 12. - MAJOR CUSTOMERS

Revenue for the years ended December 31, 2005 and September 30, 2004 and the three-month periods ended December 31, 2004 and 2003 included sales to the following major customers (each of which individually accounted for 10% or more of the total net sales of the Company during one or more periods) as follows:

	Year Ended December 31, 2005		Year Ended September 30, 2004		Three-Month Period Ended December 31, 2004		Three-Month Period Ended December 31, 2003
Customer	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
A	15%	15%	13%	10%	19%	7%	14%	16%
B	10%	20%	6%	12%	7%	8%	5%	9%
C	9%	21%	10%	13%	21%	23%	-%	-%
D	2%	-%	6%	-%	11%	-%	5%	4%
E	1%	3%	11%	5%	-%	-%	25%	17%

NOTE 13. - RETIREMENT PLAN

The Company has a 401(k) plan providing retirement benefits for its employees.  All employees who complete six months of service and are at least 21 years of age are eligible to participate in the plan.  The Company may elect to make discretionary contributions.  Retirement plan expense amounted to approximately $53,000 for the year ended December 31, 2005 ($39,000 for the year ended September 30, 2004; $12,000 and $10,000 for the three-month periods ended December 31, 2004 and December 31, 2003, respectively).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. - COMMITMENTS AND CONTINGENCIES

The Company currently rents office and warehouse space under a lease agreement that expires in December 2006 and requires monthly rental payments of $16,165 over the term of the lease.  The Company is also responsible for its proportional share of various shared costs of the landlord, which include taxes, utilities and operating expenses.  Rental expense under the terms of this lease agreement amounted to approximately $223,000 for the year ended December 31, 2005 (248,000 for the year ended September 30, 2004; $48,000 and $60,000 for the three-month periods ended December 31, 2004 and 2003, respectively).

The Company has signed a ten-year lease for a new facility with 37,400 square feet of office, lab and warehouse space located in Orchard Park, New York.  The intended occupancy date is June 1, 2006, although that is subject to change based on the completion of construction.  This lease agreement calls for annual lease payments of $435,710 for years 1-5 and from $458,150 to $486,200 for years 6-10.  The Company also has the option to extend the lease for five years and an option to purchase the building and land after year seven of the initial lease term.  As part of this new agreement, the prior agreement to lease space at our present facility will be terminated at the time of the move to the new facility.

Approximate future minimum lease commitments are estimated as follows for the years ended December 31:

2006	$ 335,164
2007	435,710
2008	435,710
2009	435,710
2010	435,710
Thereafter	2,528,396

Total	$4,606,400

The Company had contracts and purchase orders outstanding that amounted to approximately $2,800,000 for our anesthesia and analgesia operations and approximately  $1,200,000 for the start up of the real-time image guidance product line.  Also, in response to increased demand for our anesthesia products, we have initiated an expansion of our Bethlehem, Pennsylvania facility to increase our manufacturing and warehouse capacities.  As part of this plan, we have entered into an agreement with a local design/builder firm to construct a separate (approximately 20,000 sq. ft.) facility which will contain a new warehouse and expanded finished goods packaging operations.  This new structure will be connected to the existing building by an enclosed walkway.  Moving these operations out of the current building allows us to increase the manufacturing capacities of our existing and future anesthesia products.  We have also engaged an engineering consulting firm to assist in the design and planning of the associated process equipment and raw material handling systems.  These agreements will require payments aggregating approximately $800,000 in 2006.

NOTE 15. - BUSINESS INTERRUPTION

On February 15, 2003, a winter storm shut down the Company’s Bethlehem, Pennsylvania manufacturing plant for a period of weeks, and limited subsequent production until mid-July 2003.  A business interruption claim was filed against the insurance carrier with an initial payment of $500,000 being received in August 2003.

This claim was settled in September 2005 for a total of $800,000.  The Company received the balance of $300,000 in October 2005, which is recorded in revenue for the year ended December 31, 2005.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $438,979 for the year ended December 31, 2005 ($729,217 for the year ended September 30, 2004; $70,380 and $260,243 for the three-month periods ending December 31, 2004 and 2003, respectively).  There was no cash paid for income taxes during the years ended December 31, 2005, and September 30, 2004, and the three-month periods ended December 31, 2004 and 2003.

			Three-Month Periods Ended
	Years Ended
	December 31,	September 30,	December 31,	December 31,
	2005	2004	2004	2003

Non cash investing and financing activities:

Equipment acquired by the assumption of current liabilities	$369,345	$50,980	$-	$-

Cash dividends payable	$170,329	$-	$-	$-

Note discount for value of detachable warrants granted with demand notes	$925,188	$-	$-	$-

Non-cash dividends	$6,598,549	$-	$-	$-

Issuance of common stock for consideration of a demand note	$1,000,000	$-	$-	$-

Conversion of preferred stock and accrued dividend to common stock	$325	$-	$-	$-

Conversion of demand notes and accrued interest into common stock	$-	$2,928,750	$-	$-

Conversion of employee advances into common stock	$-	$17,421	$-	$-

Conversion of accounts payable into common stock	$-	$67,472	$-	$-

Series B preferred stock converted to common stock	$-	$475,000	$-	$-

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. - BUSINESS SEGMENT INFORMATION

The Company operates its business as one reportable segment.  The Company has two product lines as follows:

•    Anesthesia and Analgesia - We currently manufacture and sell three inhalation anesthetics; isoflurane, enflurane and sevoflurane.

•    Real-Time Image Guidance - As of December 31, 2005, this product line was still in the engineering and development stage, with product launch scheduled for 2006.

Currently, the Company does not separately manage these product lines due to the development stage and minor size of the Real-Time Image Guidance product line.  Assets attributable to Real-Time Image Guidance were approximately $900,000 of inventory and $150,000 of fixed assets as of December 31, 2005.  There are no intersegment transactions.

Revenues by Geographic Area (000)'s	Years Ended		Three-Month Periods Ended
	December 31, 2005	September 30, 2004	December 31, 2004	December 31, 2003

North America	$2,467	$ 1,172	$245	$190
International	5,877	2,945	215	859
Total revenues	$8,344	$4,117	$460	$1,049

For the year ended December 31, 2005, the Company had international revenues that exceeded 10% of total revenues as follows:  Brazil 15% (13% for the year ended September 30, 2004; 19% and 14% for the three-month periods ended December 31, 2004 and 2003, respectively); Argentina 10% (6% for the year ended September 30, 2004; 7% and 5% for the three-month periods ended December 31, 2004 and 2003, respectively); United Kingdom 2% (6% for the year ended September 30, 2004; 11% and 5% for the three-month periods ended December 31, 2004 and 2003, respectively); India 1% (11% for the year ended September 30, 2004; 0% and 25% for the three-month periods ended December 31, 2004 and 2003, respectively).

Primarily, all of the Company's assets are physically located in the United States, except for minimal assets related to Minrad EU.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 16, 2004, our Board of Directors determined that upon completion of our merger with Minrad Inc., we would change our certifying accountant and auditor to Minrad Inc.’s auditor, Freed Maxick & Battaglia, CPAs, PC, or Freed, of Buffalo, New York.  On December 20, 2004, we orally notified and dismissed our prior auditor, Clancy and Co., P.L.L.C., or Clancy and Co., of Phoenix, Arizona. Minrad Inc. previously engaged Freed on January 21, 2004 to audit its financial statements for the fiscal years ended September 30, 2002, 2003, and 2004.

The reports of Clancy and Co. on our financial statements for each of the fiscal years ended March 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinions, and were not modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Neither we nor anyone on our behalf consulted with Freed with respect to any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B, during our two most recent fiscal years ended March 31, 2003 or 2004 or during the subsequent interim period through December 16, 2004 preceding the dismissal of Clancy and Co.

None of the reportable events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred with respect to our two most recent fiscal years ended March 31, 2003 and 2004 or the subsequent interim period through December 16, 2004 preceding the dismissal of Clancy and Co.

At no time during our two most recent fiscal years ended March 31, 2003 and 2004, or during the subsequent interim period through December 16, 2004, were there any disagreements with Clancy and Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Any such disagreements, if not resolved to the satisfaction of Clancy and Co., would have caused Clancy and Co. to reference the subject matter of the disagreements in its reports on our financial statements.

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

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this annual report on Form 10-KSB. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table identifies our directors and executive officers as of February 15, 2006.

Name	Age	Position
William H. Burns, Jr.	56	Chairman of the Board and Chief Executive Officer
William L. Bednarski	51	President and Chief Financial Officer
John McNeirney	73	Senior Vice President and Chief Technology Officer
Kirk Kamsler	55	Senior Vice President of Commercial Development
Ken Kiyama	47	Vice President of Marketing
Daniel McAllister	62	Vice President of International Operations
Richard Tamulski	58	Treasurer
William Rolfe	60	Controller
David DiGiacinto (2)	51	Director

David Donaldson (1) (3)	61	Director
Donald Farley (3)	63	Director
Duane Hopper (1) (2)	59	Director
Robert Lifeso (1)	61	Director
John Rousseau (2) (3) _______________________	62	Director
(1) Audit Committee member
(2) Compensation Committee member
(3) Corporate Governance Committee member

William H. Burns, Jr. has served as Chairman and Chief Executive Officer of Minrad International, Inc. since December 2004 and Minrad Inc. since its inception in 1994.  He previously served as President of Minrad International from December 2004 to January 2006 and Minrad Inc. from its inception in 1994.  Prior to founding Minrad Inc., Mr. Burns was President and Chief Executive Officer of Matrx Medical Inc. from 1988 to 1994. Prior to that, he spent 13 years with the British Oxygen Corporation, or BOC, in progressive management positions including Vice President of Marketing of its Anaquest division, the developers of inhalation anesthesia technology. He is a two-time recipient of the Industry/University Technology Discovery Award. He earned a BBA at St. Norbert College and an MBA at Marquette University.

William L. Bednarski joined Minrad International, Inc. as Executive Vice President and Chief Operating Officer in February 2005.  In January 2006 he was promoted to President and Chief Financial Officer. From 1993 to October 2004, Mr. Bednarski worked for Nellcor, Inc., a subsidiary of Tyco International, Inc. and manufacturer of oximetry and critical care products, and related medical monitoring, most recently as its Vice President of OEM and Licensing Technology beginning in 2001. From 1989 to 1993, Mr. Bednarski was Director of Business Development at the Ohmeda Monitoring Group of BOC.  Prior to entering the medical device industry, Mr. Bednarski spent nine years in financial management positions beginning as a Financial Analyst at Ford Motor Company.  Mr. Bednarski also served as Controller of a division of Otis Elevator Corporation and of Alpha Wire Corporation. Mr. Bednarski has a BA from Harvard University and has an MBA in Finance from the Wharton School of Business at the University of Pennsylvania.

John McNeirney has served as the Senior Vice President and Chief Technology Officer of Minrad International Inc. since December 2004 and Minrad Inc. since he joined the company in August 1996. Prior to joining Minrad Inc., Mr. McNeirney served in various senior executive positions in health care with BOC from 1983 to 1992, Richardson-Vick Inc. from 1975 to 1983, and The Upjohn Company from 1964 to 1972. Mr. McNeirney has authored 56 U.S. patents and holds a BS in Chemical Engineering and an MS in Microbiology from Carnegie Mellon University.

Kirk Kamsler has served as Senior Vice President of Commercial Development of Minrad International, Inc. since December 2004 and Minrad Inc. since June 1, 2004.  He has served in various other sales and marketing positions since he joined Minrad Inc. in October 1999. From 1996 to 1999, Mr. Kamsler served as the Vice President of Sales and Marketing of Cardiac Controls Inc. He also has held senior marketing and sales positions with Marquette Electronics Inc. from 1989 to 1996, Matrx Medical Inc. from 1985 to 1989, and Davis & Geck a division of American Cyanamid Corporation from 1981 to 1984. Mr. Kamsler is a graduate of St. Lawrence University.

Ken Kiyama joined Minrad International, Inc. on January 3, 2006 as our Vice President of Marketing. Prior to joining us, he served as the Director of Strategic Planning for Targenix LLC from 2003 to 2006. In 2002 he was the Director of Marketing for Syncor International Corporation. From 1998 to 2002 he served as the Vice President of Marketing for Quartz Medical Inc. In 1998 he was the Director of Business Development for Masimo Inc. From 1990 to 1998 he worked in various marketing and business development positions for Syncor International Corporation. He worked for BOC Health Care in various marketing and business development positions from 1983 to 1990. He has a BS from Stanford and an MBA from Harvard.

Daniel McAllister joined Minrad International, Inc. as Vice President of International Operations in February 2006.  From 1994 to February 2006, he worked for Hoover Precision Products, Inc., most recently as Division Sales Manager.  He is a graduate of College of Commerce, Dublin, Ireland.

Richard Tamulski has served as Treasurer of Minrad International, Inc. since January 1, 2006. He previously served as Chief Financial Officer, Vice President of Finance and other positions since joining Minrad Inc. in March 2003.  Mr. Tamulski was President, CEO and COO of Brand Names Sales Inc., a catalog and showroom retailer, from 1996 to 2002. Prior to that, he had served as the Vice President of Finance of Brand Names from 1989 to 1995.  He has 25 years of experience in finance including as a CPA with a predecessor of KPMG LLP. He is a graduate of St. Bonaventure University and holds an MBA from the University of Rochester.

William Rolfe has served as the Controller of Minrad International, Inc. since January 2006 and Minrad Inc since September 2004. From 1999 to 2004, he was the President of Pharmatech Products LLC. Mr. Rolfe served as the CFO of Republic Drug Company from 1995 to 1999. From 1990 to 1995, he was the General Manager of Starline Products Inc. Prior to these positions, Mr. Rolfe served in a variety of financial management positions after having been a CPA with KPMG. He is a graduate of Canisius College.

David DiGiacinto has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 2002. Mr. DiGiacinto joined Spencer Trask Specialty Group LLC in 2000 and is currently a Senior Managing Director. Before joining Spencer Trask he spent 18 years at Pfizer, Inc. and six years as a captain in the U.S. Air Force. Mr. DiGiacinto also currently serves on the Board of Directors of Vyteris Holdings (Nevada), Inc. and several privately-held companies.  He is a graduate of the United States Military Academy at West Point.

David Donaldson has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since June 2004. Since 1970, Dr. Donaldson has served as a professor of Dentistry at the University of British Columbia, Canada, where he is currently the head of the Department of Oral Biological and Medical Sciences. He has chaired two other departments since 1970, including Oral Maxillo Facial Surgery and Oral Surgical and Medical Science. Dr. Donaldson previously held the position of Director of Pain and Anxiety control in the Faculty of Dentistry, an area in which he is considered an expert and in which he has published extensively. He received his BDS at St. Andrews University, Scotland in 1965. Dr. Donaldson completed his Fellowship in Dental Surgery through the Royal College of Surgeons, Edinburgh, Scotland in 1969 and received his Masters degree in Prosthodontics from Dundee University in 1971.

Donald Farley has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 2002. For more than five years, Mr. Farley has served as Chief Executive Officer of SpencerTrask Ventures, an affiliate of Spencer Trask Specialty Group LLC. Prior to joining Spencer Trask, Mr. Farley held numerous positions at Pfizer, Inc. over a thirty-year period, culminating in his position as President of the Consumer Health Care Group. Mr. Farley currently serves on the Board of Directors of other companies, including Vyteris Holdings (Nevada), Inc. He holds a BS in Chemical Engineering from the University of Rhode Island and a MBA from the University of Hartford.

Duane Hopper, has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since June 2004. Since 1998, Mr. Hopper has been a private consultant in the medical device industry. He was President, Chief Executive Officer and Chief Operating Officer of Graphic Controls Corporation from 1992 until 1998, when it was acquired by Tyco International, Inc. Prior to that time period, he was Vice President and General Manager of the Medical Products Division of Graphic Controls Corporation from 1988 until 1992.  He served in executive positions with other medical products companies during the 1970s and 1980s including Air Products and Chemicals, Inc., Zimmer, Inc., Surgilase, Inc. and Ohmeda, Inc. He earned a Masters in Management Degree from the Kellogg Graduate School of Management at Northwestern University in 1974 and a Bachelor’s Degree in Biology from the University of Virginia in 1968.  He served as an officer in the U.S. Air Force from 1968 until 1972, including one year as a combat aircrew member in Southeast Asia.

Robert Lifeso, MD, is a co-founder of Minrad Inc. and has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 1994. From July 1997 to January 2006, he served as the Director of the Spine Center at Erie County Medical Center in Buffalo, New York. Previously, Dr. Lifeso served as Chief of Orthopedic Surgery at the Veterans Hospital in Buffalo as well as the King Faisal Hospital in Saudi Arabia. He received his FRCSC and MD from the University of Toronto and has published over 60 peer-reviewed articles.

John Rousseau has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 2002.  He is a Managing General Partner of New England Partners Capital, LLC. Prior to co-founding New England Partners in 1995, Mr. Rousseau held senior management positions with Homart Development (Sears), Spaulding & Slye and Associated Project Control. Prior to holding these positions, Mr. Rousseau practiced law for 15 years and was a senior partner at the law firm of Hale and Dorr in Boston, Massachusetts. He has a BA from Amherst College and an LLB from Columbia University.

Audit Committee

The Audit Committee of our Board of Directors has three members, Duane Hopper, David Donaldson and Robert Lifeso. Our Board of Directors has affirmatively determined that each of the three members of the Audit Committee of our Board of Directors is independent, as defined under the American Stock Exchange, or AMEX, listing standards and SEC regulations. Our Board of Directors has determined that Duane Hopper, who is the Chairman of the Audit Committee, qualifies as an Audit Committee Financial Expert, as defined under SEC regulations.

Code of Ethics

We have adopted a Code of Ethics, as defined under SEC regulations, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A copy of our Code of Ethics is filed with this report as Exhibit 10.13. A copy of our Code of Ethics is also available on our web site at http://www.minrad.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who own more than ten percent of our outstanding common stock file with the SEC initial reports of beneficial ownership and reports of changes to their stock ownership. Persons who are required to make these filings are also required to provide us with a copy of all Section 16(a) reports.

To our knowledge, based solely on a review of the copies of the reports furnished to us and on written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and the beneficial owners of greater than 10% of our outstanding common stock, with one exception, were complied with during the fiscal year ending December 31, 2005. One officer, Kirk Kamsler, on one occasion, filed a Form 4 late.

Item 10. Executive Compensation.

The following table provides compensation information concerning all persons who were serving as our executive officers at December 31, 2005 and earned more than $100,000 in total compensation from Minrad International, Inc. during the period ended December 31, 2005. The compensation included in the following table includes compensation earned from, or paid by, Minrad International, Inc. or Minrad Inc., as applicable, during the periods covered.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
Name and Principal Position	Year*	Salary	Bonus	Awards Option/SARs	Payouts All Other Compensation
William H. Burns, Jr.
Chairman, President and CEO (1)	2005	$200,000	$75,490	0
	2004T	$ 50,000	-	41,667
	2004	$163,000	$8,992	885,000

William L. Bednarski
Executive Vice President and COO (2)	2005	$129,000	$55,723	250,000

John C. McNeirney
Senior Vice President and CTO (3)	2005	$130,000	$44,711
	2004T	$32,500	-
	2004	$126,885	$4,446	133,500

Kirk D. Kamsler
Senior Vice President	2005	$130,000	$41,792
Of Commercial Development (4)	2004T	$32,500	-
	2004	$125,000	-	137,500

Richard P. Tamulski
Vice President of Finance and CFO (5)	2005	$112,000	$13,935
	2004T	$26,000	-
	2004	$95,077	-

*	2005 refers to the year ending December 31, 2005. 2004T refers to the three-month transition period ended December 31, 2004. 2004 refers to the twelve-month period ended September 30, 2004.

(1)

Mr. Burns served as President and CEO of Minrad International, Inc. from December 16, 2004 through January 3, 2006.  On January 4, 2006, Mr. Burns relinquished the title of President of Minrad International, Inc.  During all periods indicated prior to December 16, 2004, Mr. Burns served as the President and CEO of Minrad Inc.

(2)

Mr. Bednarski served as Executive Vice President and Chief Operating Officer from February 16, 2005 through January 3, 2006.  On January 4, 2006, Mr. Bednarski was appointed President and Chief Financial Officer of Minrad International, Inc.

(3)	During all periods indicated prior to December 16, 2004, Mr. McNeirney served as the Senior Vice President and CTO of Minrad, Inc.

(4)	Since June 1, 2004, Mr. Kamsler served as Senior Vice President of Commercial Development of Minrad, Inc.

(5)

Mr. Tamulski served as Vice President of Finance of Minrad International, Inc. from December 2004 to January 3, 2006 and Chief Financial Officer of Minrad Inc. from April 7, 2004 to January 3, 2006.  On January 4, 2006, Mr. Tamulski accepted a new position as Treasurer of Minrad International, Inc.

Option/SAR Grants, Exercises and Holdings

The following tables set forth certain information concerning stock options granted and exercised during the period ended December 31, 2005, and unexercised options held as of the end of 2005, by the persons named in the Summary Compensation Table.

Options/SAR Grants in 2005

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Period	Exercise or Base Price ($/sh)	Expiration Date
William L. Bednarski	250,000	28%	$ 4.50	(1)

(1)     Expire yearly with respect to 1/5th of total (50,000 shares) between February 27, 2011 and February 27, 2015.

Aggregated Option/SAR Exercises in 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at FY-End (#)		(1)Value of In-the-money Options /SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William H. Burns, Jr.	10,000	$ 20,000	521,383	405,284	$ 60,900	$ 45,300
William Bednarski	- 0 -	- 0 -	- 0 -	250,000	- 0 -	- 0 -
John C. McNeirney	5,000	$ 6,300	97,000	48,000	$ 7,260	$ 5,760
Kirk D. Kamsler	2,500	$ 2,575	101,250	66,250	$ 7,950	$ 7,950
Richard P. Tamulski	- 0 -	- 0 -	57,560	32,500	$ 2,700	$ 2,700

(1)     Based on $1.52 reported sale price on December 30, 2005 (no trades were reported on December 31, 2005).

Except as indicated in the Summary Compensation Table, Minrad International Inc. did not make any awards under long term incentive plans to the executive officers named in that table during the fiscal year ended December 31, 2005.

Employment Agreements and Management Compensation

William H. Burns, Jr. As of March 1, 2004, Minrad Inc. entered into an employment agreement with William H. Burns, Jr., its President and Chief Executive Officer. The agreement expires on April 30, 2007. Under the agreement, Mr. Burns is entitled to receive: (1) a minimum base salary of $200,000 per year; (2) an annual bonus equal to 1% of our gross profit after distribution expenses, or Adjusted Gross Profit, plus 2.5% of the amount by which Adjusted Gross Profit for the year exceeds Adjusted Gross Profit for the preceding year, which bonus shall not exceed $400,000; (3) a grant of options to purchase up to 180,000 shares of common stock, with the amount of the options to be proportionate to our success in raising $2.7 million in equity funding between November 2, 2004 and December 31, 2004; and (4) a grant of options to purchase up to 845,000 shares of common stock, with the amount of options to be based on our attainment of certain capitalization, revenue, and product development milestones during the term of his employment. The exercise prices for all of the options will be 110% of the fair value of our common shares on the date of grant, and exercise periods for all options will be five years from the date of grant.

John McNeirney. Effective October 1, 2004, Minrad Inc. entered into an employment agreement with John McNeirney, its Vice President and Chief Technical Officer. The agreement, which became effective following the expiration of Mr. McNeirney’s prior employment agreement with Minrad Inc., was scheduled to expire on September 30, 2005. Under the new agreement, Mr. McNeirney is entitled to receive a minimum base salary of $114,500 and an annual cash bonus of up to $240,000, subject to our achieving specified profit objectives.  In July 2004, Mr. McNeirney’s base salary increased to $130,000 upon the completion of certain recruiting, business and regulatory objectives. In October 2005 this agreement was extended to December 31, 2006.

William L. Bednarski. On February 16, 2005, our Board of Directors confirmed the appointment of William L. Bednarski as Executive Vice President and Chief Operating Officer of Minrad International, Inc. Mr. Bednarski signed a contingent appointment letter with Minrad International, Inc. dated January 25, 2005. The appointment letter describes the principal terms of Mr. Bednarski’s employment as Executive Vice President and Chief Operating Officer. Mr. Bednarski will report to the President and CEO, and he will have the principal duties and responsibilities of a chief operating officer. Mr. Bednarski’s compensation will include salary of $156,000 per year, incentive bonus of 2% of the year-over-year increase in Adjusted Gross Profit, and options vesting over five years and with a five year term to purchase up to 250,000 shares of common stock at $4.50 per share. Under the agreement Mr. Bednarski was paid $35,000 for relocation expenses. On January 3, 2006, Mr. Bednarski was promoted to President and Chief Financial Officer with an increase in salary to $176,000 per year with all other terms and conditions the same.

Minrad Inc. Patents and Inventions Policy

Minrad Inc. maintains a Patents and Inventions Policy in order to recognize the meritorious services of inventors from whom Minrad Inc. obtains inventions. Under the policy, if an inventor causes an invention to belong to Minrad Inc., Minrad Inc. will make a grant to the inventor and the inventor’s heirs and legatees of a non-assignable share in any proceeds from managing or licensing the invention equal to 1% of the gross royalties received by Minrad Inc. (1) if the invention is not patented, during the five year period following the written disclosure of the invention to Minrad Inc. or, (2) if the invention is patented, during the unexpired term of the patent. As a result of this policy, Mr. Burns will be entitled to participate in royalties from conscious sedation and SabreSource™ drapes, and Mr. McNeirney will be entitled to participate in royalties from conscious sedation, Light Sabre™ products, SabreSource™ drapes, and Alignment Verification Devices. While Mr. Burns serves as Chief Executive Officer of Minrad International, Inc. and Minrad Inc. he may not receive any royalties on any new inventions that he causes to belong to Minrad Inc. other than those named above.  While Mr. Bednarski serves as Chief Financial Officer of Minrad International, Inc. and Minrad Inc., he may not receive any royalties on any new inventions that he causes to belong to Minrad Inc.  Mr. Burns has been the Chairman of the Board and Chief Executive Officer of Minrad Inc. since its formation, and he has been the Chairman of the Board and Chief Executive Officer of Minrad International, Inc. since the merger with Minrad Inc.

Director Compensation

Effective April 21, 2005 the shareholders approved a plan providing for Outside Directors to be paid a fee for his or her attendance at each Board meeting and assigned Committee meeting. The fee payable to an Outside Director for attendance in person or telephonically is $1,000 for a Board of Directors meeting and $500 for each Committee meeting. The fees will be paid 50% in cash and 50% in common stock, par value of $.01 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to beneficial ownership of our common stock as of December 31, 2005, by: (1) each person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to have owned beneficially more than 5% of our outstanding common stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group.

We determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Shares of common stock subject to any warrants or options that were exercisable on or within 60 days of December 31, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The beneficial ownership percentages in the table below of any person are based on 29,058,431 shares of our common stock subject to any warrants or options that were exercisable on or within 60 days of December 31, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The beneficial ownership percentages in the table below of any person are based on 29,058,431 shares of our common stock outstanding, plus, in each case, any shares of common stock subject to warrants or options owned by that person that were exercisable on or within 60 days of December 31, 2005.

Name and Address of Beneficial Owner		Number of Shares	Percent

Beneficial owners of 5% of our common stock and affiliates.	(1)

Spencer Trask Specialty Group LLC	(2)	6,719,537	22.1%
New England Partners Capital LLC	(3)	3,980,392	13.5%
Rubicon Master Fund	(4)	3,000,000	9.4%
Kevin Kimberlin Partners L.P.	(5)	2,950,000	9.2%
Laird Q. Cagan	(6)	2,782,657	9.4%
Toibb Investment LLC	(7)	2,193,750	7.0%
Crestview Capital Master LLC	(8)	1,575,000	5.1%
Morrie Tobin	(9)	1,252,653	4.3%
International Capital Advisory, Inc.	(10)	1,010,750	3.4%
Eric M. McAfee	(11)	1,218,725	4.2%

Subtotal for all 5% owners and affiliates		26,683,464	63.4%

Directors and executive officers**
William H. Burns, Jr.	(12)	1,996,753	6.7%
David DiGiacinto	(13)	25,000	*
David Donaldson	(14)	25,000	*
Donald F. Farley	(15)	298,739	1.0%
Duane Hopper	(16)	109,675	*
Robert Lifeso	(17)	662,881	2.3%
John Rousseau	(18)	25,000	*
John McNeirney	(19)	176,137	*
Kirk Kamsler	(20)	105,306	*
Richard Tamulski	(21)	67,500	*
Bill Bednarski	(22)	50,000	*
All directors and executive officers as a group (11 persons)	(23)	3,541,991	11.7%

______________________________

* less than one percent

** Address: 847 Main Street, Buffalo, New York 14203

1.

    Excludes William H. Burns, Jr., our Chairman, President and Chief Executive Officer, who beneficially owned more than 5% of our common stock. Information with respect to Mr. Burns’ beneficial ownership of our common stock is included below under the caption “Directors and executive officers.”

2.

    Includes (i) 5,314,847 shares held by Spencer Trask Specialty Group LLC and various affiliates, (ii) 1,279,690 shares that Spencer Trask Specialty Group and various affiliates have the right to acquire pursuant to warrants that were exercisable on or within 60 days of December 31, 2005, and (iii) 250 shares of Series A preferred stock owned by Spencer Trask Illumination Fund LLC that are convertible into 125,000 shares of common stock.  Does not include the shares identified as being beneficially owned by Kevin Kimberlin Partners, LLP (“KKP”) in footnote (5) below. Kevin Kimberlin, the General Partner of KKP, is the controlling stockholder of Spencer Trask & Co., an affiliate of Spencer Trask Specialty Group. Address: 535 Madison Avenue, New York, New York 10022.

3.

    Includes (i) 3,505,392 shares held by New England Partners Capital, LLC (“NEP”) and (ii) 475,000 shares that NEP has the right to acquire pursuant to warrants that were exercisable on or within 60 days of December 31, 2005. Address: One Boston Place, Suite 3630, Boston, Massachusetts 02108.

4.

    Includes (i) 4,000 shares of Series A Preferred that are convertible into 2,000,000 shares of common stock, (ii) 1,000,000 shares of common stock that Rubicon Master Fund has the right to acquire pursuant to warrants that are exercisable within 60 days of December 31, 2005. Pursuant to Investment Agreements, Rubicon Fund Management Ltd. and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund. By reason of the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, each of Rubicon Fund Management, Ltd, Rubicon Fund Management LLP, Paul Anthony Brewer, Jeffrey Eugene Brummette, William Francis Callanan, Vilas Gadkari, Robert Michael Greenshields and Horace Joseph Leitch III may be deemed to beneficially own those shares. Address of Rubicon Master Fund: P.O. Box 309, Ugland House, George Town, Cayman Islands.

5.

    Includes warrants to purchase 2,950,000 shares that KKP has the right to acquire pursuant to warrants that are exercisable on or within 60 days of December 31, 2005. Mr. Kimberlin is the General Partner of KKP, the controlling stockholder of Spencer Trask & Co. and an affiliate of Spencer Trask Specialty Group.  Address:  c/o Spencer Trask & Co., 535 Madison Avenue, New York, New York 10022.

6.

    Includes (i) 1,952,161 shares held directly by Mr. Cagan, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan owns a 50% interest and shares voting and dispositive power, (iii) 472,396 shares that Mr. Cagan has the right to acquire pursuant to warrants that were exercisable on or within 60 days of December 31, 2005,  (iv) 168 shares of Series A preferred that are convertible into 84,000 shares of common stock, and (v) 25,000 shares that Mr. Cagan has the right to acquire pursuant to options that were exercisable within 60 days of December 31, 2005.  Address: c/o Cagan McAfee Capital Partners, LLC, 10600 N. De Anza Blvd., Suite 250, Cupertino, California 95014.

7.

    Includes (i) 2,525 shares of Series A Preferred that are convertible into 1,262,500 shares of common stock, and (ii) 706,250 shares of common stock the Toibb Investment Management has the right to acquire pursuant to warrants that are exercisable on or within 60 days after December 31, 2005, (iii) 300 shares of Series A preferred that are convertible into 150,000 shares of common stock, which are held by HLTGT LLC and (iv) 75,000 shares of common stock that HLTGT LLC has the right to acquire pursuant to the exercise of warrants that are exercisable within 60 days of December 31, 2005. Harris Toibb has sole voting and investment power with respect to all shares held by Toibb Investment LLC and HLTGT LLC. On June 30, 2005, Harris Toibb filed a 13G with the SEC and reported 2,118,750 beneficial shares, which excluded the 75,000 investment warrants because they had not yet been issued.  Address:  6355 Topanga Canyon Boulevard, Suite 335, Woodland Hills, California 91367

8.

    Includes (i) 1,000,000 shares of common stock that are issuable upon conversion of 2000 shares of Series A Preferred, and (ii) 575,000 shares of common stock that Crestview has the right to acquire pursuant to warrants that are exercisable on or within 60 days of December 31, 2005.  Address:  95 Revere Drive, Suite A, Northbrook, Illinois 60062.

9.

    Includes (i) 845,000 shares held by the Tobin Family Trust, (ii) 382,653 shares that the Tobin Family Trust has the right to acquire pursuant to warrants that were exercisable within 60 days of December 31, 2005, and (iii) 25,000 shares that Mr. Tobin has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.  Address:  40 Bassano Road, Toronto, Ontario, Canada M2N2K1.

10.

Includes (i) 700,000 shares held by International Capital Advisory Group, or ICA, (ii) 240,750 shares that ICA has the right to acquire pursuant to warrants that were exercisable on or within 60 days after December 31, 2005 and (iii) 140 shares of Series A preferred stock that are convertible into 70,000 shares of common stock.  Address:  40 Bassano Road, Toronto, Ontario, Canada M2N2K1.

11.

Includes (i) 844,375 shares held directly by Mr. McAfee, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. McAfee owns a 50% interest and shares voting and dispositive power, (iii) 41,750 shares that Mr. McAfee has the right to acquire pursuant to warrants that were exercisable on or within 60 days of December 31, 2005, and (iv) 167 shares of Series A preferred stock that are convertible into 83,500 shares of common stock.  Address:  c/o Cagan McAfec Capital Partners, LLC, 10600 N. DeAnza Blvd., Suite 250, Cupertino, California 95014.

12.

Includes (i) 1,410,000 shares held by Mr. Burns and (ii) 586,753 shares that Mr. Burns has the right to acquire pursuant to options that are exercisable on or within 60 days after December 31, 2005.  Excludes 43,957 shares owned by Nancy Burns individually.

13.

Includes 25,000 shares that Mr. DiGiacinto has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005. Mr. DiGiacinto is a Senior Managing Director of Spencer Trask Specialty Group, LLC. Does not include, and Mr. DiGiacinto disclaims beneficial ownership of, the 6,719,537 shares identified as being beneficially owned by Spencer Trask Specialty Group in footnote (2) above.

14.

Includes 25,000 shares that Mr. Donaldson has the right to acquire pursuant to options that were exercisable on or within 60 days of December 31, 2005.

15.

Includes (i) 246,667 shares held by Mr. Farley, (ii) 22,072 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable on or within 60 days after December 31, 2005, and (iii) 30,000 shares that Mr. Farley has the right to acquire pursuant to outstanding options that were exercisable on or within 60 days after December 31, 2005.  Mr. Farley is a principal and the Chief Executive Officer of Spencer Trask Specialty Group. Does not include, and Mr. Farley disclaims beneficial ownership of the 6,719,537 shares identified as being beneficially owned by Spencer Trask Specialty Group in footnote (2) above.

16.

Includes (i) 84,675 shares held by Mr. Hopper and (ii) 25,000 shares has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.

17.

Includes (i) 607,881 shares held by Dr. Lifeso and (ii) 55,000 shares that Dr. Lifeso has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.

18.

Includes 25,000 shares that Mr. Rousseau has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005. Does not include the 3,980,392 shares described in footnote (3) above, with respect to which Mr. Rousseau, as Managing General Partner of NEP, exercises voting and investment power.

19.

Includes (i) 79,137 shared held by Mr. McNeirney and (ii) 97,000 shares that Mr. McNeirney has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.

20.

Includes (i) 4,056 common shares held by Mr. Kamsler and (ii) 101,250 shares that Mr. Kamsler has the right to acquire pursuant to options that were exercisable on or within 60 days of December 31, 2005.

21.

Includes 67,500 shares that Mr. Tamulski has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.

22.

Includes 50,000 shares that Mr. Bednarski has the right to acquire pursuant to options that were exercisable on or within 60 days after December 31, 2005.

23.

Includes (i) 2,432,416 shares held by executive officers and directors as a group, (ii) 22,072 shares that executive officers and directors have the right to acquire pursuant to outstanding warrants and options to purchase 1,087,503 shares that were exercisable by members of the group on or within 60 days after December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

Funding arrangements with Cagan McAfee Capital Partners, LLC and related parties

On December 1, 2003, Minrad Inc. entered into a funding agreement with Cagan McAfee Capital Partners, LLC, or CMCP, under which CMCP agreed to assist Minrad Inc. in obtaining up to $7.7 million in equity funding. Under the terms of the funding agreement, Minrad Inc. agreed to compensate CMCP through:

•

payment of a management fee equal to 2% of the proceeds raised by Minrad Inc. during the term of the agreement in any equity funding transaction;

•

payment of an advisory fee equal to 8% of the proceeds of any equity funding transaction lead managed directly by CMCP or by a third party engaged by CMCP;

•

grant of investment warrants, exercisable for a period of seven years, to purchase a number of shares of Minrad Inc. common stock equal to 10% of the number of shares sold in any equity funding lead managed directly by CMCP or by a third party engaged by CMCP, with the warrants to be exercisable at the same price as the shares were sold in the equity funding; and

•

grant of incentive warrants, exercisable for a period of two years, to purchase up to 5,000,000 shares of Minrad Inc. common stock at an exercise price of $0.001 per share.

Between December 1, 2003 and July 15, 2004, Minrad Inc. sold an aggregate of 3,201,084 shares of common stock at $1.25 per share in private placements contemplated by the funding agreement. The sales yielded gross proceeds of $4,001,355. Under the terms of the funding agreement, Minrad Inc. paid CMCP $400,135 in fees in connection with the private placements.

On May 20 and 21, 2004, CMCP and some of their affiliates acquired beneficial ownership of an aggregate of 3,483,750 shares, or approximately 69% of our then-outstanding common stock. Also on May 20 and 21, 2004, John Liviakis and Liviakis Financial Communications, Inc. acquired beneficial ownership of an aggregate of 800,000 shares, or approximately 16% of our then-outstanding common stock, of which 400,000 shares were issued to Liviakis Financial Communications, Inc., which the parties determined to have a per share market value of $.04 or $16,000 in the aggregate, as consideration for public relations services to be provided to us under a contract expiring on the anniversary of our acquisition of, or merger with, an operating company.  The balance of the shares were acquired from shareholders of our company.  Terms of those acquisitions are described in Items 1 and 5 of our Current Report on Form 8-K filed on May 27, 2004 and are incorporated in this report by reference. Immediately thereafter, on May 21, 2004, we entered into an advisory agreement with CMCP under which CMCP agreed to provide us with advisory services in connection with structuring and negotiating a potential acquisition transaction involving our company and a target operating company to be identified by CMCP with which we would be merged, or which we would acquire, with the surviving entity to continue our business.

CMCP identified Minrad Inc. as a potential acquisition candidate and, on July 15, 2004, we entered into an acquisition agreement under which Minrad Inc. became our wholly owned subsidiary on December 16, 2004.

On September 15, 2004, we entered into an agreement with Chadbourn Securities, Inc., or Chadbourn, an affiliate of CMCP, under which Chadbourn agreed to act as our placement agent for a private placement of our common stock. Under the agreement with Chadbourn, we agreed to pay Chadbourn cash fees equal to 10% of the gross proceeds of a private placement of our common stock and warrants to purchase a number of shares of our common stock equal to 10% of the number shares sold in the offering, with the warrants to be exercisable at the price of the shares sold in the offering. Under an understanding between Minrad Inc. and CMCP, the payments to Chadbourn correspondingly reduced Minrad Inc.’s payment obligations under its funding agreement with CMCP. Between September 16, 2004 and December 15, 2004, we sold an aggregate of 585,257 shares of our common stock at $1.75 per share in private placements. The sales raised gross proceeds of $1,024,201, and we paid Chadbourn and its affiliates $102,420 in fees. We loaned a portion of the net proceeds of the private placements to Minrad Inc. pursuant to a 6% secured grid note.

On December 15, 2004, as compensation for its services under the funding agreement, we entered into a warrant agreement with CMCP and Chadbourn, under which we issued warrants to ten persons to purchase an aggregate of 320,108 shares at $1.25 per share and to three other persons to purchase an aggregate of 58,526 shares at $1.75 per share. The total number of shares purchasable under the warrants equaled 10% of the amount of shares sold in Minrad Inc.’s and our private placements described in this Item 12.  The warrants expire on December 15, 2011 and contain cashless net exercise provisions.  On December 15, 2004 the reported bid price for our common stock was $4.25 per share.

The offers and sales of common stock by Minrad Inc. and us in the private placements discussed above and the issuance of warrants to CMCP, Chadbourn, and their affiliates as compensation for their services under the funding agreement, each discussed above under this Item 12, were made solely to “accredited investors,” as that term is defined in Rule 501 of Regulation D under the Securities Act, pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On February 7, 2005, we completed the sale of 321,714 shares of common stock at $1.75 per share for total proceeds of $563,000.  The shares of common stock were sold to a total of 16 investors.  Under the terms of the funding agreement, we paid discounts and commissions of $56,300, and issued warrants to affiliates and related parties of CMCP to purchase up to 32,171 shares of our common stock at $1.75 per share.  On February 7, 2005, the reported bid price for our common stock was $4.00 per share.

As of February 8, 2005, we completed the sale of $2.5 million convertible promissory notes and warrants to purchase an aggregate of 375,000 shares of our common stock at $1.75.  The convertible promissory notes were to mature on October 7, 2005, subject to prepayment at either our option or the option of the warrant holders commencing seven business days after we received $5 million of gross proceeds subsequent to January 1, 2005.  Contingent on our receipt of not less than $5 million of gross proceeds from sales of our equity securities subsequent to January 1, 2005, the holders could convert all or any portion of these convertible promissory notes, including any interest, into common stock at $1.75 per share.  These convertible promissory notes bore interest at a rate of 6% per annum payable at maturity.  The sale of these convertible promissory notes and warrants were deemed by the parties to the funding agreement to constitute equity funding under the funding agreement. These convertible promissory notes and warrants were sold to the Tobin Family Trust ($1.5 million aggregate principal amount of notes and warrants to purchase 225,000 shares of Minrad International, Inc. common stock) and Laird Cagan ($1 million principal amount of notes and warrants to purchase 150,000 shares of Minrad International, Inc. common stock).  Morrie Tobin is the trustee of the Tobin Family Trust.  Laird Cagan is an affiliate of CMCP and Chadbourn.  On February 8, 2005, the reported bid price for our common stock was $3.90 per share.

On May 11, 2005, we agreed to amend the provisions of the convertible notes relating to optional prepayment, optional acceleration and optional conversion rights.  While the convertible promissory notes were outstanding, none of the amended convertible provisions were satisfied.  On October 7, 2005, the convertible promissory notes matured and were fully satisfied.  This occurred before they were convertible by the holders.

In connection with our issuance of our Series A convertible preferred stock, we paid approximately $617,000 of fees to certain shareholders or affiliates.  Chadbourn and International Capital Advisory, Inc., or ICA, assisted in the sale of our Series A convertible preferred stock and received fees of approximately $363,000 and $254,000, respectively.  Also warrants to purchase 385,500 shares of common stock were granted in the aggregate.

We have contracted with ICA to provide consulting services. The initial two year agreement started on December 1, 2003.  The initial agreement provided monthly payments of $5,000, commissions on specific sales, and reimbursement of certain business expenses.  There has been an oral agreement to extend the initial agreement through January 2007 with increased monthly payments of $10,000.  We paid fees to ICA of approximately $165,000 in 2004 and $182,000 in 2005.

Financing Arrangements with Spencer Trask Specialty Group LLC

During the fiscal year ended September 30, 2004, Minrad Inc. engaged in the following transactions with Spencer Trask Specialty Group LLC, or Spencer Trask, an entity that beneficially owned approximately 22.5% of Minrad International’s outstanding common stock immediately after the merger with Minrad Inc.

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
            rate of 10% and was past due.

Two of Minrad Inc.’s directors, who became directors of Minrad International at the time of the merger, are Donald Farley, who is a principal and the Chief Executive Officer of Spencer Trask, and David DiGiacinto, who is a Senior Managing Director of Spencer Trask.

Also during the fiscal year ended September 30, 2004, Minrad Inc. converted a $100,000 convertible promissory note and $10,000 of accrued interest held by Donald Farley into 146,667 shares of its common stock at a rate of $.75 per share. The note was past due and had accrued interest at the rate of 10%.

In addition, we granted warrants to purchase 300,000 shares of common stock in the year ended December 31, 2005 and 150,000 shares of common stock in the three-month period ended December 31, 2004 to Kevin Kimberlin Partners, L.P. who controls Spencer Trask, in relation to a guarantee of our former bank debt with Wachovia Bank, N.A..

Financial Arrangements with New England Capital Partners, LLC

During our fiscal year ended September 30, 2004, Minrad Inc. engaged in the following transactions with New England Capital Partners, LLC, or New England Partners, an entity that beneficially owned approximately 14% of Minrad International’s outstanding common stock immediately after the merger with Minrad Inc.

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

John Rousseau, one of Minrad Inc.’s directors who became one of Minrad International’s directors at the time of the merger, is a managing general partner of New England Partners.

Obligations payable to BioSight Inc. and BioVision Inc.

For more than three years, Minrad Inc. had an outstanding payable of approximately $88,600 to BioVision Inc., a company in which William Burns is Chairman of the Board and a shareholder. Mr. Burns has been the Chairman and Chief Executive Officer of Minrad Inc. since its formation, and he has been the Chairman and Chief Executive Officer of Minrad International, Inc. since the merger with Minrad Inc. In August of 2005 the balance of the account payable was paid. As of December 31, 2005 there is not an outstanding payable with BioVision Inc.

For more than five years, Minrad Inc. had an outstanding payable of approximately $250,000 to BioSight Inc., or BioSight, a company in which William Burns is the Chairman of the Board and a shareholder. Under a tax dispute between BioSight and the IRS, the IRS imposed a tax lien on the payable from Minrad Inc. to BioSight. Between October 1, 2003 and February 2005, Minrad Inc. paid an aggregate of $88,775 to the IRS to satisfy the tax lien. In August of 2005 the balance of the account payable was paid. As of December 31, 2005 there is not an outstanding payable with BioSight.

Item 13. Exhibits.

The following exhibits are filed as part of this Report on Form 10-KSB:

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

3.1	Articles of Incorporation of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form SB-2 filed on July 1, 2005).

3.2	Certificate of Designations of Minrad International, Inc. (incorporated by reference to Exhibit 99.2 to form 8-K filed on June 14, 2005).

3.3	Bylaws of Minrad International, Inc. (incorporated by reference to Appendix E to definitive Proxy Statement as filed under Schedule 14A on April 6, 2005).

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

4.3

Voting Agreement, dated December 14, 2004, among Laird Q. Cagan, Eric McAfee, Cagan McAfee Capital Partners, LLC, International Capital Advisory, Inc., the Tobin Family Trust, and Minrad International, Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 21, 2004).

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

4.10

Amendment To Convertible Promissory Notes dated as of May 11, 2005, between and among Minrad International, Inc., Laird Cagan  and the Morrie Tobin Family Trust (incorporated by reference to Exhibit 10.9 to Form 10-QSB on May 13, 2005).

4.11

Securities Purchase Agreement dated as of June 8, 2005, by and among Minrad International, Inc. an the purchasers listed therein (incorporated by reference to Exhibit 99.1 to form 8-K filed on June 14, 2005).

4.12	Form of Warrant dated June 8, 2005 (incorporated by reference to Exhibit 99.3 to form 8-K filed on June 14, 2005).

4.13	Registration Rights Agreement dated June 8, 2005 (incorporated by reference to Exhibit 99.4 to form 8-K filed on June 14, 2005).

4.14

Securities Purchase Agreement dated as of June 17, 2005, by and among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 99.1  to Form 8-K filed on June 21, 2005).

4.15

Form of Warrant, dated as of June 21, 2005, issued to Buyers under Securities Purchase Agreement of the same date by Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 21, 2005).

4.16

Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under Stock Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4  to Form 8-K filed on June 21, 2005).

4.17

Securities Purchase Agreement Securities Purchase Agreement dated as of June 28, 2005, among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed August 5, 2005).

4.18	Form of Warrant dated June __, 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed August 5, 2005).

4.19	Registration Rights Agreement dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed August 5, 2005).

4.20

Form of Stock Option Agreement, dated December 15, 2004, by and among the Registrant, Minrad Inc., Cagan McAfee Capital Partners, LLC, Liviakis Financial Communications, Inc., Laird Q. Cagan, Eric McAfee and the Tobin Family Trust (incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 21, 2004).

8.0	Engagement Letter, dated December 1, 2003, by and between Minrad Inc. and Cagan McAfee Capital Partners, LLC (incorporated by reference to Exhibit 8.0 to Form 8-K/A filed on March 2, 2005).

10.1	Employment Agreement of William H. Burns, Jr., dated March 1, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2004).

10.2	Employment Agreement of John McNeirney, dated March 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2004).

10.3	Amendment to Employment Agreement between Minrad, Inc. and John McNeirney dated November 14, 2005 (incorporated by reference to exhibit 10.1 to Form 8-K file November 17, 2005).

10.4	Lease of 847 Main Street, Buffalo, New York (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 21, 2004).

10.5

Securities Purchase Agreement, dated May __ 2004, among Wilhelm Liesner, Markus Liesner, Kay Velmeden as sellers, and Laird Cagan, Eric McAfee, International Capital Advisory, Inc., John Liviakis, John Pimental, Thomas Caleel, Devin Bosch, Jon Roylance, and Robert Krueger as purchasers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 27, 2004).

10.6

Assignment and Assumption Agreement, dated May __, 2004, among Wilhelm Liesner as seller and Laird Cagan, Eric McAfee, and International Capital Advisory, Inc. as buyers (incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 27, 2004).

10.7

Advisory Agreement, dated May 21, 2004, among Cagan McAfee Capital Partners, LLC, Morrie Tobin, and Technology Acquisition Corporation (incorporated by reference to Exhibit 99.3 to Form 8-K filed on May 27, 2004).

10.8

Consulting Agreement, dated May__, 2004, between Technology Acquisition Corporation and Liviakis Financial Communications, Inc. (incorporated by reference to Exhibit 99.4 to Form 8-K filed May 27, 2004).

10.9	Contingent Appointment Letter of William L. Bednarski, dated January 25, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 23, 2005).

10.10	Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005).

10.11	Minrad Inc. Patents and Inventions Policy (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 31, 2005).

10.12	Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004).

10.13	Minrad International, Inc. Code of Ethics for senior financial officers.

10.14	Exclusive Distribution Agreement effective June 9, 2004 between Minrad, Inc., and RxElite Holdings Inc. (incorporated by reference to Exhibit 10.8 to Form 10-QSB on May 13, 2005).

10.15	Lease between Peter L. Krog and the Company dated as of October 20, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-QSB filed November 14, 2005).

10.16*	Credit Agreement with KeyBank National Association dated December 21, 2005.

10.17	Form of Milestone Stock Option Agreement to be used in connection with stock options approved on April 21, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 27, 2005).

10.18	Supply Agreement, dated as of February 17, 2005, by and between Minrad Inc. and Merck Génériques (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 24, 2005).

16.1	Letter from Clancy and Co., P.L.L.C. regarding a change in certifying accountants (incorporated by reference to Exhibit 16.1 to Form 8-K/A filed on March 21, 2005).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2005).

23.1*	Consent of Freed Maxick & Battaglia, CPAs, PC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
* Filed herewith

Item 14. Principal Accountant Fees and Services.

Fees of Independent Public Accountants

The fees billed to us by our independent auditors, Freed, for services for the fiscal year ended December 31, 2005, were as follows:

Audit Fees. This category consists of fees for the audit of financial statements included in our annual report on Form 10-KSB, the review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the year ended December 31, 2005, the three month transition period ended

December 31, 2004 and for the fiscal year ended September 30, 2004, Freed billed us for audit fees in the amount of approximately $170,000, $58,775, and $40,801, respectively.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, the audits of the September 30, 2002 and 2003 financial statements and our current report on Form 8-K and Form 8-K/A reporting the reverse merger which occurred on December 16, 2004. For the year ended December 31, 2005, the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed billed us for audit related fees in the amount of approximately $42,224, $13,905 and $78,214, respectively.

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the fiscal year ended December 31, 2005, the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed did not provide any services to us for tax compliance and tax planning.

All Other Fees. This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the fiscal year ended December 31, 2005, the three month transition period ended December 31, 2004 and for the fiscal year ended September 30, 2004, Freed did not provide us any other services beyond those described under audit fees and audit-related fees.

Pre-approval Policy for Audit and Non-Audit Services.  Our audit committee may pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to any de minimus exceptions described in the Exchange Act which are approved by our audit committee prior to the completion of the audit.  Our audit committee may form and delegate authority to subcommittees consisting of one or more committee members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals will be presented to the full audit committee at its next scheduled meeting.

Signatures

In accordance with the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2006	MINRAD INTERNATIONAL, INC.

By: /s/ William H. Burns, Jr.
William H. Burns, Jr., Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title	Date

(i) Principal Executive Officer:

/s/ William H. Burns, Jr.
William H. Burns, Jr./ CEO	March 28, 2006

(ii) Principal Financial Officer:

/s/ William Bednarski
William Bednarski/ President and CFO	March 28, 2006

(iii) Principal Accounting Officer:

/s/ William Rolfe
William Rolfe/ Controller	March 28, 2006

(iv) Directors:

/s/ William H. Burns, Jr.
William H. Burns, Jr. / Director	March 28, 2006

/s/ David DiGiacinto
David DiGiacinto / Director	March 27, 2006

/s/ David Donaldson
David Donaldson / Director	March 27, 2006

/s/ Donald F. Farley

Donald Farley / Director	March 28, 2006

/s/ Duane Hopper
Duane Hopper / Director	March 27, 2006

/s/ Robert Lifeso
Robert Lifeso / Director	March 27, 2006

/s/ John Rousseau
John Rousseau / Director	March 28, 2006