Form 10QSB
period 2006-03-31
MINRAD INTERNATIONAL, INC.
filed 2006-05-02
CIK 1121225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s Telephone Number

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock outstanding, as of the latest practicable date (April 28, 2006) 29,914,119

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

MINRAD INTERNATIONAL, INC.

Form 10-QSB

Three-Month Period Ended March 31, 2006

PART I

Item 1. Financial Statements.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$212,978	669,567
Accounts receivable, net	3,700,930	3,459,275
Inventories, net	3,644,667	3,860,442
Prepaid expenses and other current assets	1,027,118	961,484

Total current assets	8,585,693	8,950,768

Property and equipment:
Machinery and equipment	1,553,990	1,379,657
Computers	225,249	220,790
Furniture and fixtures	22,641	22,641
Construction in progress	672,016	295,153

	2,473,896	1,918,241

Less accumulated depreciation	913,392	849,333

	1,560,504	1,068,908

Other assets	233,453	163,732

Total assets	$10,379,650	$10,183,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank demand note payable	$3,120,000	$2,720,000
Accounts payable	2,741,016	2,541,838
Dividends payable	181,043	170,329
Accrued expenses	561,450	405,388

Total current liabilities	6,603,509	5,837,555

Commitments and contingencies	—	—

Stockholders’ equity
Series A convertible preferred stock	2,727	2,800
Common stock	292,381	290,585
Additional paid in capital	40,438,082	40,261,861
Accumulated deficit	(36,957,049)	(36,209,393)

Total stockholders’ equity	3,776,141	4,345,853

Total liabilities and stockholders’ equity	$10,379,650	$10,183,408

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Periods Ended
	March 31, 2006	March 31, 2005
Revenue	$3,123,430	$2,428,728

Cost of goods sold	1,564,043	1,270,272

Gross margin	1,559,387	1,158,456

Operating expenses:
Sales and marketing	761,156	309,012
Research and development	426,693	338,316
Finance and administrative	861,090	652,443

Total operating expenses	2,048,939	1,299,771

Operating loss	(489,552)	(141,315)

Interest expense:
Bank and other	(75,156)	(61,629)
Stockholders and affiliates	—	(692,344)

Total interest expense	(75,156)	(753,973)

Net loss	(564,708)	(895,288)

Less preferred stock dividends - non cash	(182,948)	—

Net loss available for common stockholders	$(747,656)	$(895,288)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	29,125,369	28,236,653

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE-MONTH PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	11,200	$2,800	29,058,431	$290,585	$40,261,861	$(36,209,393)	$4,345,853
Conversion of preferred stock and accrued dividends to common stock	(290)	(73)	145,953	1,460	518	—	1,905
Stock options exercised	—	—	33,608	336	57,367	—	57,703
Stock based compensation	—	—	—	—	118,336	—	118,336
Preferred stock dividends	—	—	—	—	—	(182,948)	(182,948)
Net loss	—	—	—	—	—	(564,708)	(564,708)

Balance at March 31, 2006	10,910	$2,727	29,237,992	$292,381	$40,438,082	$(36,957,049)	$3,776,141

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE-MONTH PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)
Sale of common stock; net of costs	321,714	3,217	431,965	—	435,182
Stock options exercised	5,000	50	8,700	—	8,750
Warrants issued with demand notes	—	—	925,188	—	925,188
Warrants issued on Wachovia guarantee	—	—	500,937	—	500,937
Net loss	—	—	—	(895,288)	(895,288)

Balance at March 31, 2005	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Periods Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(564,708)	$(895,288)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in inventory reserve	9,556	—
Depreciation and amortization	107,349	38,563
Stock based compensation	118,336	—
Decrease in allowance for doubtful accounts	—	(50,000)
Amortization of note discount	—	164,726
Warrants issued for guarantee	—	500,937
(Increase) decrease in assets:
Accounts receivable	(241,655)	(1,005,737)
Inventories	206,219	65,373
Prepaid expenses	(106,034)	66,657
Increase (decrease) in liabilities:
Accounts payable	(228,186)	(633,472)
Accrued expenses	156,062	(13,636)

Net cash used by operating activities	(543,061)	(1,761,877)

Cash flows from investing activities:
Purchases of property and equipment	(128,291)	(74,734)
Acquisition of other assets	(14,018)	(33,650)

Net cash used by investing activities	(142,309)	(108,384)

Cash flows from financing activities:
Borrowings under demand notes payable	400,000	2,500,000
Repayments under demand note payable	—	(473,592)
Principal payments on long-term debt	—	(179,333)
Net repayments to affiliates	—	(67,275)
Net increase in restricted deposits	—	(3,634)
Proceeds from options exercised	57,703	8,750
Deferred financing costs	(58,593)	(218,210)
Proceeds from sale of common stock; net of costs	—	435,182
Preferred cash dividends paid	(170,329)	—

Net cash provided by financing activities	228,781	2,001,888

Net increase (decrease) in cash and cash equivalents	(456,589)	131,627
Cash and cash equivalents - beginning of period	669,567	2,930

Cash and cash equivalents - end of period	$212,978	$134,557

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad Inc. and Minrad EU (collectively, the “Company”). These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006.

NOTE 2. - DEMAND NOTE PAYABLE

The Company established a $3,500,000 line of credit with KeyBank National Association (“KeyBank”) in December 2005. The credit agreement governing the line of credit with KeyBank requires the Company to meet certain covenants including minimum liquidity, minimum EBITDA (net income plus interest expense, income taxes, depreciation and amortization) and net worth, some of which were violated as of March 31, 2006. Subsequent to March 31, 2006, KeyBank waived all covenant violations through June 29, 2006. The Company and KeyBank have agreed to review the covenants at the end of the second quarter of 2006.

NOTE 3. - EQUITY

During the three-month period ended March 31, 2006, the Company raised $57,703 through the issuance of 33,608 shares of common stock to employees upon the exercise of options at a weighted average of $1.72 per share. Additionally, the holders of the Company’s Series A convertible preferred stock (the “Series A Preferred”) converted 290 shares of Series A Preferred and accrued dividends thereon amounting to $1,905 into 145,953 shares of common stock. As of March 31, 2006, there were 10,910 shares of Series A Preferred outstanding.

Dividends payable for the three-month period ended March 31, 2006 amounted to $181,043. The Company chose to satisfy the dividends payable through the issuance of common stock because the credit agreement governing the line of credit with KeyBank restricted the payment of cash dividends because the Company was in violation of certain financial covenants contained in the agreement. When the Company chose to pay the dividends on the Series A Preferred in common stock, the terms of the Company’s Certificate of Designations, Preferences, and Rights for the Series A Preferred requires the payment of a 15% premium. This premium was considered in calculating the dividend payable for the three-month period ended March 31, 2006. In April 2006, the Company issued 76,713 shares of common stock at $2.36 per share in consideration of the dividends payable at March 31, 2006.

NOTE 4. - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $80,667 for the three-month period ended March 31, 2006 (compared to $61,629 in 2005).

	Three-Month Periods Ended
	March 31, 2006	March 31, 2005
Non-cash investing and financing activities:

Property and equipment acquisitions recorded as accounts payable	$427,364	$—

Preferred stock dividend payable	$181,043	$—

Conversion of preferred stock to common stock	$290,000	$—

Conversion of accrued dividends to common stock	$1,905	$—

Note discount for value of detachable warrants granted with demand notes	$—	$925,188

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - STOCK OPTIONS

The Company adopted an incentive stock option plan, which authorizes the grant of up to 7,170,500 options to officers and other employees. Grants under this plan are made at an exercise price of not less than 110% of the market value of common stock at the date of the grant. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. The Company has not restated its financial statements for prior periods. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

For the three-month period ended March 31, 2006, the Company charged compensation costs of $118,336 against income for options granted under the plan. The impact of this expense was to increase basic and diluted net loss per share from $0.02 to $0.03 for the three-month period ended March 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. As a result, for the three-month period ended March 31, 2006, there was no income tax expense impact from recording the fair value of options granted or for the intrinsic value of options exercised.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations:

	Three-Month Periods Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.4%	4.0%
Expected life of options	6.4 Years	8.0 Years

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number of Shares Subject To Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	2,906,809	$2.04
Granted to employees – Three-month period ended March 31, 2006	292,000	$2.18
Forfeited – Three-month period ended March 31, 2006	(125,661)	$3.71
Exercised – Three-month period ended March 31, 2006	(33,608)	$1.72

Outstanding as of March 31, 2006	3,039,540	$1.99	5.2	$1,127,273

Exercisable as of March 31, 2006	1,431,685	$1.67	4.6	$984,038

The weighted-average fair value of options granted to employees during the three-month period ended March 31, 2006 was $0.74 ($2.34 during the three-month period ended March 31, 2005). The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $16,265 ($13,750 during the three-month period ended March 31, 2005).

The following table summarizes the status of the Company’s aggregate non-vested stock options granted under the incentive stock option plan:

	Number of Non-vested Shares Subject To Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2005	1,683,910	$0.70
Non-vested granted – three-month period ended March 31, 2006	292,000	$0.74
Vested– three-month period ended March 31, 2006	(261,055)	$0.62
Forfeited– three-month period ended March 31, 2006	(107,000)	$1.59

Non-vested as of March 31, 2006	1,607,855	$0.66

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006, there was $821,544 of unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of 0.81 years. The total fair value of shares vested during the three-month period ended March 31, 2006 was $162,228 ($13,131 during the three-month period ended March 31, 2005).

The financial statements for the three-month period ended March 31, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been as follows:

Three- Month Period Ended March 31, 2005
Net loss, as reported	$(895,288)
Total stock based employee compensation expense determined under fair value method for all awards (SFAS 123R)	(61,647)

Net loss, pro forma	$(956,935)

Net loss per share, basic and diluted, as reported	$(0.03)

Net loss per share, basic and diluted, pro forma	$(0.03)

NOTE 6. - EARNINGS PER SHARE

For the three-month period ended March 31, 2006, the Company had 29,125,369 weighted average shares of its common stock outstanding (compared to 28,236,653 at March 31, 2005). If the Company had generated earnings during the three-month period ended March 31, 2006, approximately 8,999,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 6,919,000 for the three-month period ended March 31, 2005). These additional shares represent the assumed conversion of Series A Preferred, the assumed conversion of convertible debt, and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

NOTE 7. - RELATED PARTY TRANSACTIONS

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

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A company controlled by one of the Company’s stockholders contracted with Minrad, Inc. to provide consulting services. The initial two-year agreement started on December 1, 2003. The initial agreement provided for monthly payments of $5,000, commissions on specific sales and reimbursement of certain business expenses. A verbal amendment of this agreement increased the monthly payments to $10,000. Expenses incurred were approximately $36,494 for the three-month period ended March 31, 2006 (compared to $45,360 in 2005). There has been another subsequent verbal amendment to the agreement, which was approved by the compensation committee of the Board of Directors in February, to extend the agreement through December 2007 and increase monthly payments to $15,000.

During the three-month period ended March 31, 2005, the Company issued to existing stockholders $2.5 million of convertible promissory notes and warrants to purchase 375,000 shares of the Company’s common stock. These warrants were valued at $925,188 using the Black Scholes pricing model and recorded as a note discount. The related amortization for the three-month period ended March 31, 2005 amounted to $164,726 and is included in interest expense.

In addition, during the three-month period ended March 31, 2005, the Company granted to Kevin Kimberlin Partners, L.P., who controls a stockholder in the Company, warrants to purchase 150,000 shares of common stock as consideration for a guarantee of certain bank debt. These warrants were valued at $500,937 using the Black Scholes pricing model and included in interest expense for the three-month period ended March 31, 2005.

Interest expense on debt owed to stockholders and affiliates amounted to approximately $692,300 for the three-month period ended March 31, 2005.

On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange with Technology Acquisition Corporation (“TAC”) whereby all of the outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock. Minrad Inc. was merged with a subsidiary of TAC, with Minrad Inc surviving and becoming a wholly-owned subsidiary of TAC. In connection with the pre-merger sale of TAC stock in December 2004 and pursuant to an existing agreement, Minrad Inc. granted investment warrants of 10% of the number of shares sold in any equity funding. During the three-month period ended March 31, 2005, the Company issued a total of 32,171 warrants to stockholders and affiliates related to the sale of TAC stock. Cash fees earned by stockholders and affiliates during the three-month period ended March 31, 2005 associated with the issuance of common stock in connection with the sale of TAC stock was $56,300.

NOTE 8. - SUBSEQUENT EVENTS

The Company filed a registration statement on Form SB-2 with the SEC, on April 24, 2006, registering 10,000,000 shares of common stock for sale in an underwritten public offering. The per share selling price will be based on the market value of the Company’s common stock at the date of offering. See the Company’s SB-2 filed with the SEC for specific details. This registration statement has not been declared effective by the SEC. These securities may not be sold nor any offers to buy be accepted prior to the time the registration statement becomes effective.

In April 2006, the Company’s warrant holders exercised 475,000 warrants at $1.00 per share and the Company’s Series A Preferred stockholders converted 133 shares of Series A Preferred into 66,500 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this quarterly report on Form 10-QSB constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements.

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading “Risk Factors” in Item 1 of our annual report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 29, 2006 (“Risk Factors”), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this quarterly report on Form 10-QSB, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors, as well as the following:

•	Our limited operating history and business development associated with being a growth stage company;

•	Our history of operating losses, which we expect to continue;

•	Our ability to generate enough positive cash flow to pay our creditors;

•	Our dependence on key personnel;

•	Our need to attract and retain technical and managerial personnel;

•	Our ability to execute our business strategy;

•	Intense competition with established leaders in the medical device industry;

•	Our ability to protect our intellectual property and proprietary technologies;

•	Costs associated with potential intellectual infringement claims asserted by a third party;

•	Our ability to protect, and build recognition of, our trademarks and trade names;

•	Our exposure to product liability claims resulting from the use of our products;

•	General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

•	Our exposure to unanticipated and uncontrollable business interruptions;

•	Pricing and product actions taken by our competitors;

•	Financial conditions of our customers;

•	Customers’ perception of our financial condition relative to that of our competitors;

•	Changes in United States or foreign tax laws or regulations;

•	Reliance upon suppliers and risks of production disruptions and supply and capacity constraints;

•	Our dependence on our marketing partners;

•	Costs of raw materials and energy;

•	Unforeseen liabilities arising from litigation;

•	Our ability to successfully complete the integration of any future acquisitions;

•	Our exposure to undisclosed liabilities of the public shell corporation;

•	Our ability to project the market for our products based upon estimates and assumptions; and

•	Our ability to obtain approvals needed to market our existing and new products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-QSB and our Form 10-KSB filed with the SEC on March 29, 2006.

Company Background

We operate an interventional pain management business with two product lines: (1) anesthesia and analgesia and (2) real-time image guidance. Our products are sold throughout the world, primarily in North America, Europe, Asia and Latin America. The anesthesia and analgesia business is engaged currently in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. Approximately 98% of our sales revenue for the first quarters of 2006 and 2005 were generated from the sale of inhalation anesthetics. We also manufacture patented real-time image guidance technologies that facilitate minimally invasive surgery. During the periods discussed below, we completed the process of redesigning these products and recognized minimal revenue. We began selling redesigned real-time image guidance products in the first quarter of 2006. Our SabreSourceTM system and the accompanying Light SabreTM disposable procedure instruments have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. They enable improved accuracy in interventional procedures, reduced radiation exposure and support the transfer of these procedures to outpatient settings. We are also developing a drug/drug delivery system for conscious sedation. For the first quarter of 2006, we had revenue of $3.1 million.

Results Of Operations – Three-Month Period Ended March 31, 2006 Compared To Three-Month Period Ended March 31, 2005.

	2006	2005	Increase/ (Decrease)		Percent Change
Revenue	$3,123,430	$2,428,728	$694,702		29%
Gross margin	1,559,387	1,158,456	$400,931		35%
Gross margin %	49.9%	47.7%	2.2	pts
Research and development	426,693	338,316	$88,377		26%
Sales and marketing	761,156	309,012	$452,144		146%
Finance and administrative	861,090	652,443	$208,647		32%
Operating loss	(489,552)	(141,315)	348,237		246%
Interest expense: cash	(75,156)	(88,510)	(13,354)		(15%)
Interest expense: non-cash	—	(665,463)	(665,463)		(100%)
Net loss	$(564,708)	$(895,288)	(330,580)		(37%)
Earnings per share	$(0.03)	$(0.03)	—		—

Revenue

Revenue increased by $694,702, or 29%, to $3,123,430 for the first quarter of 2006. This increase reflects double digit revenue growth in both the United States and Canada, and International sales areas. Sales in the United States and Canada increased to $902,443 for the first quarter of 2006, compared to $813,482 in the first quarter of 2005. This represented an $88,961, or 11%, increase from a year ago. International sales grew to $2,220,987 for the first quarter of 2006, from $1,615,246 in the first quarter of 2005, a $605,741 increase, or 38%. Sales in our Pacific region increased by $250,521, from $436,135 in the first quarter of 2005 to $686,655 in the first quarter of 2006. This increase of 58% was largely the result of new product registrations in major northern Asian countries and the Association of South East Asian Nations, or ASEAN, territories. Sales in our European region, which includes the Middle East, increased by $265,520, or 82%, from $325,121 to $590,642 in the first quarter of 2006. 43% of this increase was due to increased sales in Eastern Europe and the Middle East. Sales in our Latin America region increased by $89,700, or 11%, from $853,990 to $943,690 in the first quarter of 2006.

Our anesthesia and analgesia product line generated over 98% of our revenue for the first quarters of 2006 and 2005. Enflurane sales doubled year-over-year for the quarter. Sevoflurane sales exceeded $500,000 in the first quarter of 2006. In the first quarter of 2005 we were not yet shipping sevoflurane.

Sales to Original Equipment Manufacturers, or OEMs, which are included in the North American sales, increased by $477,092 year-over-year due to the availability of sevoflurane. This increase was partially offset by a decrease in sales to our primary North American distributor. Last year we shifted a significant part of the initial stocking order in the first quarter.

Gross Margin

Gross margin improved by $400,931, or 35%, from $1,158,456 for the first quarter of 2005 to $1,559,387 for the first quarter of 2006. Gross margin as a percentage of revenue, or gross margin percentage, increased from 47.7% for the first quarter in 2005 to 49.9%, or 2.2 percentage points, for the same first quarter of 2006. The improvements in gross margin and gross margin percentage were primarily due to increased volume year over year and decreased costs in the production of inhalation anesthetics. These improvements in gross margin and gross margin percentage were offset by the effect of the start-up costs for the production of our SabreSourceTM system at our facility in Buffalo, New York. The gross margin at standard cost (the budgeted cost to produce one unit of output) was 60.3% for the first quarter of 2006, compared to 60.6% in the first quarter of 2005, the difference primarily reflecting changes in the mix of products sold. The unfavorable manufacturing variances (comparison of actual cost to the standard cost) in the production of inhalation anesthetics in our facility in Bethlehem, Pennsylvania declined year-over-year from $252,000 to $192,000. This reduction reflects improved operating efficiency as well as the impact of producing products at a higher volume. The unfavorable manufacturing variance at our Buffalo facility increased from $62,000 to $132,000, primarily due to the launch of our SabreSourceTM system. As the production of our SabreSourceTM system increases, we expect the manufacturing variance for the Buffalo facility to decrease.

Research & Development

Research and development expenses increased by $88,377, or 26%, to $426,693, or 14% of revenue for the first quarter of 2006, from $338,316, or 14% of revenue in the first quarter of 2005. The increase was primarily due to the new accounting requirement to expense employee options that resulted in an increase of $31,466 in the first quarter, which was a non-cash expense. In addition, travel expense relating to research and development increased by $25,200 and training relating to research and development increased by $18,000 year-over-year for the first quarter. Total research and development wages were essentially unchanged year-over-year. Wages increased by $36,249 due to our hiring of an additional employee in the image guidance area, an additional employee in conscious sedation and three additional employees in regulatory. This was offset by a reduction in wages of $37,720 due to the capitalization of wages associated with the Bethlehem facility expansion in the first quarter of 2006.

Sales & Marketing

Sales and marketing expense increased by $452,144, or 146%, to $761,156 for the first quarter of 2006 from $309,012 for the first quarter of 2005. As a percentage of revenue, sales and marketing expenses increased from 13% of revenue in the first quarter of 2005 to 24% of revenue in the first quarter of 2006. This increase was primarily due to an increase in the field sales organization from seven people in the first quarter of 2005 to 21 people by the end of the first quarter of 2006. This increase is important as we anticipate acceptances from our 24 pending drug and device registrations and we will need to support sales of our existing products. Sales and marketing wages increased by $231,139 year-over-year. Commissions increased by $30,735, reflecting higher sales year-over-year. Travel costs increased by $72,575 and auto expenses by $39,037, both as a result of our expanded sales organization. Recruitment expenses associated with expansion of our sales organization increased by $25,800. Expensing employee options resulted in a $36,420 non-cash expense in the first quarter of 2006.

Finance & Administration

Finance and administration expenses increased by $208,647, or 32%, to $861,090 for the first quarter of 2006 from $652,443 for the first quarter of 2005. Wages increased by $77,079 due to the hiring of additional personnel and shorter vacancies when positions became open through attrition during the first quarter of 2006. During the first quarter of 2005, the allowance for bad debts was reduced by $50,000 resulting in income of $50,000 that did not reoccur in the first quarter of 2006. Amortization expense associated with loan costs for the line of credit with KeyBank increased expenses by $41,400. Expensing employee options resulted in a $31,208 non-cash expense in the first quarter of 2006.

Interest Expense: Cash

Cash interest decreased by $13,354, or 15%, from $88,510 in the first quarter of 2005 to $75,156 in the first quarter of 2006. This was due to a reduced level of overall debt. The cash interest expense in the first quarter of 2006 was primarily due to interest on the line of credit with KeyBank of $72,890. As of March 31, 2006 the outstanding balance on the line of credit with KeyBank was $3,120,000.

Interest Expense: Non-cash

We did not need to recognize any imputed interest in the first quarter of 2006. During the first quarter of 2005 we recognized $665,463 in imputed interest attributed to beneficial conversion features on debt and warrants connected with debt instruments.

Dividends

Dividends payable for the first quarter of 2006 were $181,043. We chose to satisfy the dividends payable through the issuance of common stock because our credit agreement with KeyBank governing the line of credit restricted the payment of cash dividends because we were in violation of certain financial covenants contained in the agreement. When we chose to pay the dividends on the Series A Preferred in common stock, the terms of our Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock required the payment of a 15% premium. This premium was considered in calculating the dividend payable for the first quarter of 2006.

Net Loss

The Net Loss for the first quarter of 2006 was $(564,708), a decrease of $330,580, or 37%, from the prior year net loss of $(895,288). This reduced Net Loss was primarily caused by the reduced imputed interest expense. The reduction of imputed interest expense offset the increased operating loss caused by increased operating expenses which exceeded the increase in gross profit for the period.

Liquidity and Capital

As of March 31, 2006, we had current assets of approximately $8.6 million, including cash of $0.2 million, and current liabilities of approximately $6.6 million. As of March 31, 2005, we had current assets of approximately $3.2 million, including cash of $0.1 million, and current liabilities of approximately $6.5 million.

Net cash used by operating activities decreased by $1.2 million, to $0.5 million in the first quarter of 2006, or 69%, from $1.8 million in the first quarter of 2005. The decrease was largely attributable to a decrease in the growth of accounts receivable of $0.8 million. The growth in the accounts receivables during the first quarter of 2005 was due in part to relatively low revenue of $0.5 million in the immediately preceding quarter. This reduced revenue led to a relatively low level of accounts receivable at the beginning of the first quarter of 2005. The lower growth in the accounts receivable in the first quarter of 2006 reflected higher revenue in the preceding quarter and the collection of significant receivables during the period. Accounts payable decreased by only $0.2 million in the first quarter of 2006 compared to a decrease of $0.6 million in the first quarter of 2005, thus reducing cash used by $0.4 million in the first quarter of 2006 compared to the first quarter of 2005.

Net cash used by investing activities for the first quarter of 2006 increased by $34,000 to $142,000 from $108,000 for the first quarter of 2005. The increase was primarily attributed to the acquisition of fixed assets associated with the Bethlehem facility expansion. We acquired total fixed assets in the quarter of $0.6 million, $0.4 million of which were non-cash, included in accounts payable at the end of the first quarter of 2006, which will be paid later in 2006.

Net cash provided by financing activities decreased by $1.8 million, or 89%, to $0.2 million for the first quarter of 2006 from $2.0 million for the first quarter of 2005. This decrease was attributable to the increase of $0.4 million in the line of credit with KeyBank, partially offset by cash dividends of $0.2 million paid on our Series A Preferred. During the first quarter of 2005, substantial funds were provided through a $2.5 million bridge note.

We will need to expend significant capital in order to expand our anesthetic and analgesic market share, develop our image guidance product markets and conscious sedation system, and expand our global distribution networks. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core inhalation anesthetic business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Failure to obtain such capital would adversely affect our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution and the issued equity securities may provide for rights, preferences and privileges senior to those of the existing holders of our common stock and preferred stock. In addition, any issuance of indebtedness may require us to comply with restrictive covenants. Our inability to raise additional capital may have a material adverse effect on our results of operations and financial condition.

On April 24, 2006, we filed a registration statement on Form SB-2 with the SEC for the purpose of registering 10,000,000 shares of common stock for sale in an underwritten public offering. The per share selling price will be based on the market value of our common stock at the date of the offering. See our registration statement on Form SB-2 for specific details. This registration statement has not been declared effective by the SEC. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-QSB. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

As of March 31, 2006, two financial covenants under our $3,500,000 line of credit with KeyBank were not met. The covenants specified minimum consolidated net earnings before interest, taxes, depreciation, and amortization (EBITDA), and minimum net worth. KeyBank has waived all covenant violations through June 29, 2006. The Company and KeyBank have agreed to review the covenants at the end of the quarter ending June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were voted upon by the shareholders during the quarter covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K .

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB :

31.1 Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Exchange Act.

31.2 Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Exchange Act.

32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2006	MINRAD INTERNATIONAL, INC.

	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive
officer of the Registrant)