Form 10QSB
period 2006-06-30
MINRAD INTERNATIONAL, INC.
filed 2006-08-07
CIK 1121225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-49635

____________________

MINRAD INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

____________________

Delaware	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

847 Main Street, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

(716) 855-1068

Issuer’s Telephone Number

(Former name, former address and former fiscal year if changed since last report)

____________________

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

The number of shares of the issuer’s common stock outstanding, as of the latest practicable date (August 7, 2006) 41,560,325

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

MINRAD INTERNATIONAL, INC.

Form 10-QSB

Six-Month Period Ended June 30, 2006

PART I

Item 1. Financial Statements.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$ 26,123,645	$ 669,567
Accounts receivable	3,606,657	3,459,275
Inventories, net	6,100,843	3,860,442
Prepaid expenses and other current assets	688,971	961,484
Total current assets	36,520,116	8,950,768

Property and equipment:
Machinery and equipment	1,713,492	1,379,657
Computers	259,467	220,790
Furniture and fixtures	22,641	22,641
Construction in progress	910,074	295,153
	2,905,674	1,918,241
Less accumulated depreciation	986,348	849,333
	1,919,326	1,068,908

Other assets	232,685	163,732
Total assets	$ 38,672,127	$ 10,183,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank demand note payable	$ -	$ 2,720,000
Accounts payable	832,439	2,541,838
Dividends payable	161,817	170,329
Accrued expenses	275,604	405,388
Total current liabilities	1,269,860	5,837,555

Commitments and contingencies	—	—

Stockholders’ equity:
Series A convertible preferred stock	2,655	2,800
Common stock	415,310	290,585
Additional paid-in capital	75,767,802	40,261,861
Accumulated deficit	(38,783,500)	(36,209,393)
Total stockholders’ equity	37,402,267	4,345,853
Total liabilities and stockholders’ equity	$38,672,127	$ 10,183,408

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$ 2,047,502	$ 2,027,198	$ 5,170,932	$ 4,455,926

Cost of goods sold	1,342,881	1,211,407	2,906,924	2,481,679

Gross profit	704,621	815,791	2,264,008	1,974,247

Operating expenses:
Sales and marketing	808,942	386,291	1,570,098	695,303
Research and development	593,432	430,492	1,020,125	768,808
Finance and administrative	1,003,035	723,859	1,864,125	1,376,302
Total operating expenses	2,405,409	1,540,642	4,454,348	2,840,413

Operating loss	(1,700,788)	(724,851)	(2,190,340)	(866,166)

Non-operating income (expense):
Interest expense:
Stockholders and affiliates	-	(854,210)	-	(1,548,734)
Bank and other	(78,217)	(106,429)	(153,373)	(165,878)
Interest income	114,371	-	114,371	-
Total non-operating income (expense)	36,154	(960,639)	(39,002)	(1,714,612)

Net loss	(1,664,634)	(1,685,490)	(2,229,342)	(2,580,778)

Less preferred stock dividends:
Cash dividends	(161,817)	(27,606)	(161,817)	(27,606)
Non cash dividends	-	(6,598,549)	(182,948)	(6,598,549)
Net loss available for common stockholders	$ (1,826,451)	$(8,311,645)	$(2,574,107)	$ (9,206,933)
Net Loss per share basic and diluted	$ (.05)	$ (0.29)	$ (.08)	$ (0.33)
Weighted average common shares outstanding basic and diluted	33,605,067	28,366,817	31,377,593	28,302,094

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX-MONTH PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

	Series A		Common Stock		Additional Paid-In Capital
	Convertible Preferred Stock					Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance at December 31, 2005	11,200	$ 2,800	29,058,431	$ 290,585	$ 40,261,861	$ (36,209,393)	$ 4,345,853
Conversion of preferred stock and accrued dividends to common stock	(290)	(73)	145,953	1,460	518	-	1,905
Stock options exercised	-	-	33,608	336	57,367	-	57,703
Stock based compensation and accrued dividends	-	-	-	-	118,336	-	118,336
Preferred stock dividends	-	-	-	-	-	(182,948)	(182,948)
Net loss	-	-	-	-	-	(564,708)	(564,708)
Balance at March 31, 2006	10,910	$ 2,727	29,237,992	$292,381	$ 40,438,082	$ (36,957,049)	$ 3,776,141
Conversion of preferred stock and accrued dividends to common stock	(286)	(72)	219,713	2,197	178,918	-	181,043
Stock options exercised	-	-	92,164	922	153,322	-	154,244
Stock warrants exercised	-	-	480,956	4,810	470,190	-	475,000
Stock based compensation	-	-	-	-	130,694	-	130,694
Sale of common stock; net of costs	-	-	11,500,000	115,000	34,396,596	-	34,511,596
Preferred stock dividends	-	-	-	-	-	(161,817)	(161,817)
Net loss	-	-	-	-	-	(1,664,634)	(1,664,634)
Balance at June 30, 2006	10,624	$ 2,655	41,530,825	$ 415,310	$ 75,767,802	$ (38,783,500)	$37,402,267

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

SIX-MONTH PERIOD ENDED JUNE, 2005 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	-	-	28,019,153	280,192	20,512,202	-24,156,462	-3,364,068
Sale of common stock; net of costs	-	-	321,714	3,217	431,965	-	435,182
Stock options exercised	-	-	5,000	50	8,700	-	8,750
Warrants issued with demand notes	-	-	-	-	925,188	-	925,188
Warrants issued on Wachovia guarantee	-	-	-	-	500,937	-	500,937
Net loss	-	-	-	-		-895,288	-895,288
Balance at March 31, 2005	-	$ -	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)
Sale of preferred stock; net of costs	11,260	2,815	-	-	9,532,054	-	9,534,869
Stock options exercised	-	-	118,124	1,181	200,911	-	202,092
Stock based compensation on options extended	-	-	-	-	121,050	-	121,050
Warrants issued on Wachovia guarantee	-	-	-	-	479,586	-	479,586
Preferred Dividends:
Cash dividends	-	-	-	-	-	(27,606)	(27,606)
Amortization of beneficial conversion feature	-	-	-	-	6,598,549	(6,598,549)	-
Net loss	-	-	-	-	-	(1,685,490)	(1,685,490)
Balance at June 30, 2005	11,260	$ 2,815	28,463,991	$ 284,640	$39,311,142	$(33,363,395)	$6,235,202

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Month Periods Ended
	June 30, 2006	June 30 , 2005
Cash flows from operating activities:
Net loss	$ (2,229,342)	$ (2,580,778)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in inventory reserve	(9,556)	-
Depreciation and amortization	226,286	82,908
Stock based compensation	249,030	121,050
Decrease in allowance for doubtful accounts	-	(56,000)
Amortization of note discount	-	498,783
Warrants issued for guarantee	-	980,523
(Increase) decrease in assets:
Accounts receivable	(147,382)	(1,475,733)
Inventories	(2,230,845)	8,004
Prepaid expenses	198,714	(597,671)
Decrease in liabilities:
Accounts payable	(1,734,457)	(1,525,716)
Accrued expenses	(129,785)	(411,512)
Net cash used by operating activities	(5,807,337)	(4,956,142)

Cash flows from investing activities:
Purchases of property and equipment	(962,375)	(85,827)
Acquisition of other assets	(84,424)	(39,470)
Net cash used by investing activities	(1,046,799)	(125,297)

Cash flows from financing activities:
Borrowings under demand notes payable	400,000	2,500,000
Repayments under demand note payable	(3,120,000)	(1,471,125)
Proceeds from warrants exercised	475,000	-
Proceeds from sale of common stock; net of costs	34,511,596	435,182
Preferred cash dividends paid	(170,329)	-
Principal payments on long-term debt	-	(230,587)
Net repayments to affiliates	-	(104,470)
Net increase in restricted deposits	-	(8,904)
Proceeds from options exercised	211,947	210,842
Proceeds from sale of preferred stock; net of costs	-	9,075,506
Net cash provided by financing activities	32,308,214	10,406,444

Net increase in cash and cash equivalents	25,454,078	5,325,005

Cash and cash equivalents - beginning of period	669,567	2,930

Cash and cash equivalents - end of period	$ 26,123,645	$ 5,327,935

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad Inc. and Minrad EU (collectively, the “Company”). These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006.

NOTE 2. - DEMAND NOTE PAYABLE

The Company established a $3,500,000 line of credit with KeyBank National Association (“KeyBank”) in December 2005. The credit agreement governing the line of credit with KeyBank requires the Company to meet certain covenants including minimum liquidity, minimum EBITDA (net income plus interest expense, income taxes, depreciation and amortization) and net worth.  The EBITDA requirement was violated as of June 30, 2006. Subsequent to June 30, 2006, KeyBank waived the covenant violation. During the six-month period ended June 30, 2006 the balance on the line of credit was paid in full.

NOTE 3. - EQUITY

During the six months ended June 30, 2006 the Company had a public offering that was underwritten by Oppenheimer & Co. Inc., KeyBanc Capital Markets, and Maxim Group LLC.  An initial 10,000,000 shares were sold on May 30, 2006 and an additional 15% or 1,500,000 shares of common stock were sold on June 12, 2006.  The entire 11,500,000 shares of the Company's stock were sold at the price of $3.25 per share with net proceeds of $34,511,596.

The Company raised $475,000 through the issuance of 475,000 shares of common stock to a related party upon the exercise of warrants at a weighted average exercise price of $1.00.  Additionally, 12,500 warrants were exercised on a cashless basis resulting in the issuance of 5,956 common shares.

During the six-month period ended June 30, 2006, the Company raised $211,947 through the issuance of 125,772 shares of common stock to employees upon the exercise of options at a weighted average of $1.69 per share. Additionally, the holders of the Company’s Series A convertible preferred stock (the “Series A Preferred”) converted 576 shares of Series A Preferred stock and accrued dividends thereon amounting to $182,948 into 365,666 shares of common stock.

Dividends payable for the six-month period ended June 30, 2006 amounted to $161,817.  These dividends were paid in cash subsequent to June 30, 2006.  For the three-month period ended March 31, 2006, the Company chose to satisfy the dividends payable in the amount of $181,043, through the issuance of common stock because the credit agreement governing the line of credit with KeyBank restricted the payment of cash dividends since the Company was in violation of certain financial covenants contained in the agreement. When the Company chose to pay the dividends on the Series A Preferred in common stock, the terms of the Company’s Certificate of Designations, Preferences, and Rights for the Series A Preferred requires the payment of a 15% premium. This premium was considered in calculating the dividend payable for the three-month period ended March 31, 2006. In April 2006, the Company issued 76,713 shares of common stock at $2.36 per share in consideration of the dividends payable at March 31, 2006.

NOTE 4. - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $176,696 for the six-month period ended June 30, 2006 (compared to $208,379 in 2005).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Six-Month Periods Ended
	June 30, 2006	June 30, 2005
Non-cash investing and financing activities:

Property and equipment acquisitions recorded as accounts payable	$25,058	$—

Preferred stock dividend payable	$161,817	$27,606

Conversion of preferred stock to common stock	$576,000	$—

Conversion of accrued dividends to common stock	$182,947	$—

Cashless exercise of warrants	$30
Non cash dividends	$—	$6,598,549
Preferred stock subscription receivable, net of fundraising costs payable	$—	$459,363

Note discount for value of detachable warrants granted with demand notes	$—	$925,188

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

For the six-month period ended June 30, 2006, the Company charged compensation costs of $249,030 against income for options granted under the plan. The impact of this expense was to increase basic and diluted net loss per share from $0.07 to $0.08 for the six-month period ended June 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. As a result, for the six-month period ended June 30, 2006, there was no income tax expense impact from recording the fair value of options granted or for the intrinsic value of options exercised.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations:

	Six-Month Periods Ended
	June 30, 2006	June 30, 2005
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.6%	4.0%
Expected life of options	5.6 Years	7.0 Years

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number of Shares Subject To Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	2,906,809	$ 2.04
Granted to employees – Six-month period ended June 30, 2006	488,000	$ 2.88
Forfeited – Six-month period ended June 30, 2006	204,161)	$ 3.12
Exercised – Six-month period ended June 30, 2006	(125,772)	$ 1.69
Outstanding as of June 30, 2006	3,064,876	$ 2.12	5.0	$6,200,241
Exercisable as of June 30, 2006	1,860,954	$ 1.66	4.6	$4,608,115

The weighted-average fair value of options granted to employees during the six-month period ended June 30, 2006 was $0.89 ($2.16 during the six-month period ended June 30, 2005). The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $167,419 ($142,445 during the six-month period ended June 30, 2005).

The following table summarizes the status of the Company’s aggregate non-vested stock options granted under the incentive stock option plan:

	Number of Non- vested Shares Subject To Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2005	1,683,910	$ 0.70
Non-vested granted – six-month period ended June 30, 2006	488,000	$ 0.89
Vested– six-month period ended June 30, 2006	(790,988)	$ 0.41
Forfeited– six-month period ended June 30, 2006	(177,000)	$ 0.98
Non-vested as of June 30, 2006	1,203,922	$ 0.77

As of June 30, 2006, there was approximately $869,000 of unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of 0.90 years. The total fair value of shares vested during the six-month period ended June 30, 2006 was $322,135 ($104,155 during the six-month period ended June 30, 2005).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the six-month period ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been as follows:

Six-Month Period Ended June 30, 2005
Net loss available for common stock holders, as reported	$(9,206,933)
Stock based compensation included in the determination of net loss	$ 121,050
Total stock based employee compensation expense determined under fair value method for all awards (SFAS 123R)	$ (157,644)
Net loss available for common stock holders, pro forma	$ (9,243,52)
Net loss per share, basic and diluted, as reported	$ (0.33)
Net loss per share, basic and diluted, pro forma	$ (0.33)

NOTE 6. - EARNINGS PER SHARE

For the six-month period ended June 30, 2006, the Company had 31,377,593 weighted average shares of its common stock outstanding (compared to 28,302,094 at June 30, 2005). If the Company had generated earnings during the six-month period ended June 30, 2006, approximately 9,604,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 6,900,000 for the six-month period ended June 30, 2005). These additional shares represent the assumed conversion of Series A Preferred, the assumed conversion of convertible debt, and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

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

A company controlled by one of the Company’s stockholders contracted with MINRAD, Inc. to provide consulting services. The initial two-year agreement started on December 1, 2003. The initial agreement provided for monthly payments of $5,000, commissions on specific sales and reimbursement of certain business expenses. A verbal amendment of this agreement increased the monthly payments to $10,000. Expenses incurred were approximately $148,850 for the six-month period ended June 30, 2006 (compared to $86,401 in 2005).  There has been another subsequent verbal amendment to the agreement, which was approved by the compensation committee of the Board of Directors in February 2006, to extend the agreement through December 2007 and increase monthly payments to $15,000 effective March 1, 2006.

During the six-month period ended June 30, 2005, the Company issued to existing stockholders $2.5 million of convertible promissory notes and warrants to purchase 375,000 shares of the Company’s common stock. These warrants were valued at $925,188 using the Black Scholes pricing model and recorded as a note discount. The related amortization for the six-month period ended June 30, 2005 amounted to $498,783 and is included in interest expense.

In addition, during the six-month period ended June 30, 2005, the Company granted to Kevin Kimberlin Partners, L.P., who controls a stockholder in the Company, warrants to purchase 300,000 shares of common stock as consideration for a guarantee of certain bank debt. These warrants were valued at $980,523 using the Black Scholes pricing model and included in interest expense for the six-month period ended June 30, 2005.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s issuance of Series A Convertible Preferred stock during the six-month period ended June 30, 2005, $617,000 of the fees were paid to stockholders or affiliates.  Also, warrants to purchase 385,500 shares of common stock were granted to stockholders or affiliates.

  Interest expense on debt owed to stockholders and affiliates amounted to approximately $1,548,734 for the six-month period ended June 30, 2005.

On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange with Technology Acquisition Corporation (“TAC”) whereby all of the outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock. Minrad Inc. was merged with a subsidiary of TAC, with Minrad Inc surviving and becoming a wholly-owned subsidiary of TAC. In connection with the pre-merger sale of TAC stock in December 2004 and pursuant to an existing agreement, Minrad Inc. granted investment warrants of 10% of the number of shares sold in any equity funding. During the six-month period ended June 30, 2005, the Company issued a total of 32,171 warrants to stockholders and affiliates related to the sale of TAC stock. Cash fees earned by stockholders and affiliates during the six-month period ended June 30, 2005 associated with the issuance of common stock in connection with the sale of TAC stock was $56,300.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operation in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-QSB, our Form 10-KSB filed with the SEC on March 29, 2006 and our Form 10-QSB filed on May 2, 2006

Company Background

We operate an interventional pain management business with two product lines: (1) anesthesia and analgesia and (2) real-time image guidance. Our products are sold throughout the world, primarily in North America, Europe, Asia and Latin America. The anesthesia and analgesia business is engaged currently in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. Approximately 97% of our sales revenue for the first six months of 2006 and 98% for the first six months of 2005 were generated from the sale of inhalation anesthetics. We also manufacture patented real-time image guidance technologies that facilitate minimally invasive surgery. During the periods discussed below, we completed the process of redesigning these products and recognized minimal revenue. We began selling redesigned real-time image guidance products in the first quarter of 2006. Our SabreSourceTM system and the accompanying Light SabreTM disposable procedure instruments have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. They enable improved accuracy in interventional procedures, reduced radiation exposure and support the transfer of these procedures to outpatient settings. We are also developing a drug/drug delivery system for conscious sedation. For the first six months of 2006, we had revenue of $5.2 million.

Results Of Operations –Six-Month Period Ended June 30, 2006 Compared To Six-Month Period Ended June 30, 2005.

			Increase/ (Decrease)	Percent Change
	2006	2005
Revenue	$ 5,170,932	$ 4,455,926	$ 715,006	16%
Gross margin	2,264,008	1,974,247	289,761	15%
Gross margin %	43.8%	44.3%	-0.5%
Research and development	1,020,125	768,808	251,317	33%
Sales and marketing	1,570,098	695,303	874,795	126%
Finance and administrative	1,864,125	1,376,302	487,823	35%
Operating loss	(2,190,340)	(866,166)	(1,324,174)	153%
Interest expense: cash	153,373	235,306	(81,933)	(35%)
Interest expense: non-cash	-	1,479,306	(1,479,306)	(-100%)
Interest Income	114,371	-	114,371	100%
Net loss	$ (2,229,342)	$ (2,580,778)	$ (351,436)	(14%)
Earnings per share	$ (0.08)	$ (0.33)	$ 0.25	76%

Revenue

Revenue increased by $715,006 or 16%, to $5,170,932 for the first six months of 2006.  Sevoflurane sales, included in both the United States and International sales amounts below, for the first six months of 2006 exceeded sales in 2005 by over $1,500,000, however this was partially offset by a decrease in isoflurane sales in the United States.  The increase reflects double digit revenue growth in both the United States and International sales areas. Sales in the United States increased to $1,752,483 for the first six months of 2006, compared to $1,526,555 in the first six months of 2005. This represented a $225,928, or 15%, increase from a year ago, which was the result of an increase in sales to our primary distributor in the United States by $174,558 from $690,354 to $864,912 for the first six months of 2006.  International sales grew to $3,418,449 for the first six months of 2006, from $2,929,373 in the first six months of 2005, a $489,076 increase, or 17%. This is primarily the result of sales in our European region increased by $470,288, from $534,162 in the first six months of 2005 to $1,004,450 in the first six months of 2006. This increase of 88% was largely the result of isoflurane for human use in Eastern Europe and isoflurane for veterinary use in Central Europe. There was also a shortfall in the production of sevoflurane leaving us with additional unfilled orders of approximately $1.4 million on June 30, 2006.  We expect these orders to ship in the third quarter when they will produce approximately $.07 million in operating profit.

Our anesthesia and analgesia product line generated over 97% of our revenue for the first six months of 2006 compared to over 98% for the first six months of 2005. Image guidance sales accounted for the difference as they exceeded $47,000 for the first six months of 2006.

Sales to Original Equipment Manufacturers, or OEMs, which are included in United States sales, increased by $81,190, or 14%, from $578,230 to $659,420 period-over-period due to the availability of sevoflurane.

Gross Margin

Gross margin improved by $289,761, or 15%, from $1,974,247 for the first six months of 2005 to $2,264,008 for the first six months of 2006. This was primarily driven by the increase in revenue. Gross margin as a percentage of revenue, or gross margin percentage, decreased from 44.3% for the first six months of 2005 to 43.8%, or 0.5 percentage points, for the first six months of 2006. In the first six months of 2005 we recognized approximately $85,340 in fees as revenue with minimal related costs that did not recur in the first six months of 2006. Adjusted for these nonrecurring fees the gross margin for the first six months of 2005 would have been 43.2%, 0.6 percentage points less than the gross margin percentage for the first six months of 2006.  Also, the gross margin in the first six months of 2006 was adversely affected by the start-up costs for SabreSourceTM production.  As we ramp up production beyond the launch period, gross margin percentages will improve.  We will catch-up to our backlog, mentioned above, in the third quarter through increased production which will also improve the gross margin percentage.

Research & Development

Research and development expenses increased by $251,317, or 33%, to $1,020,125, or 20% of revenue for the first six months of 2006, from $768,808, or 17% of revenue in the first six months of 2005.  Due to the new accounting requirement to expense employee options in 2006, a non-cash expense of $65,856 was recognized for the first six months of 2006.  This represents an increase of $20,856, or 46% from $45,000 expensed due to the extension of options in the first six months of 2005.  R&D expenses in Buffalo increased $272,692, or 41%, from $673,069 in 2005 to $945,761.  Wages and employer taxes for R&D in Buffalo increased by $82,242, or 18%, to $533,902 for the first six months of 2006 from $451,660 for the first six months of 2005.  Also, training, relocation, and recruitment costs along with H-1 visa and green card fees for new employees in Buffalo increased 467%, or $58,331, from $12,500 for the first six months of 2005 to $70,831 the first six months of 2006.  An increase R&D product development expenses in Buffalo related largely to the engineering consulting for the Conscious Sedation product development program increased by $77,918, or 299%, from $26,093 for the first six months of 2005 to $104,011 for the first six months of 2006.  As a result of the capitalization of wages associated with the Bethlehem facility expansion, R&D expenses in Bethlehem decreased 22%, or $20,584, from $95,727 in the first six months of 2005 to $75,143 in the first six months of 2006.  R&D wages and employer taxes in Bethlehem decreased.  This was partially offset by an increase in product development expenses period-over-period for this six month period by $37,998 largely related to desflurane.

Sales & Marketing

Sales and marketing expense increased by $874,795, or 126%, to $1,570,098 for the first six months of 2006 from $695,303 for the first six months of 2005. As a percentage of revenue, sales and marketing expenses increased from 16% of revenue in the first six months of 2005 to 30% of revenue for the first six months of 2006. This increase was primarily due to an increase in the field sales organization resulting in a period-over-period increase in sales and marketing wages, employer taxes and health benefits of $501,348.  Auto, travel and entertainment costs increased by $233,939 period-over-periodfor sales and marketing. Recruitment expenses increased by $56,070 in 2006, while there was no expense in 2005. Expensing employee options resulted in a non-cash expense of $76,129 in the first six months of 2006, an increase of $44,629, or 145%, from $31,500 in the first six months of 2005 related to the extension of options.

Finance & Administration

Finance and administration expenses increased by $487,823, or 35%, to $1,864,125 for the first six months of 2006 from $1,376,302 for the first six months of 2005. A nonrecurring franchise tax bill for Delaware was the primary driver in an increase of $118,174 in the franchise taxes for the first six months of 2006 compared to the same time period in 2005. Wages and employer taxes increased by $114,234 due to the hiring of additional personnel and shorter vacancies when positions became open through attrition during the first six months of 2006. During the first six months of 2005, the allowance for bad debts was reduced by $56,000 resulting in income of $56,000 that did not reoccur in the first six months of 2006. Amortization expense associated with loan costs for the line of credit with KeyBank increased expenses by $83,600. Expensing employee options resulted in a $69,548 non-cash expense in the first six months of 2006, an increase of $29,548, or 55%, from the first six months of 2005. Legal fees declined by $35,360 or 25% from $141,942 for the first six months of 2005 to $106,582 for the first six months of 2006.  Professional accounting service fees increased by $59,753 or 41% from $144,031 for the first six months of 2005 to $203,784 for the first six months of 2006.  General insurance fees increased by $36,435 or 22% from $163,826 for the first six months of 2005 to $200,261 for the first six months of 2006.  Consulting services costs increased $68,323, or 75%, from $91,362 in 2005 to $159,685 in 2006 due to a new consulting agreement increasing the monthly payment.

Interest Expense: Cash

Cash interest expense decreased by $81,933, or 35%, from $235,306 in the first six months of 2005 to $153,373 in the first six months of 2006. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter. The cash interest expense in the first six months of 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit was repaid in the second quarter. We do not expect material interest expense in the third quarter.

Interest Expense: Non-cash

We did not need to recognize any imputed interest in the first six months of 2006. During the first six months of 2005 we recognized $1,479,306 in imputed interest attributed to beneficial conversion features on debt and warrants connected with debt instruments.

Interest Income

As a result of the successful fund raising in the second quarter of 2006, we had cash and cash equivalents of $26,123,645 at June 30, 2006.  Through cash management, this resulted in interest income of $114,371 in the second quarter, which we expect to exceed in the third quarter.

Dividends

Dividends declared for the first six months of 2006 were $344,765. We chose to satisfy the dividends payable at the end of the first quarter through the issuance of common stock because our credit agreement with KeyBank governing the line of credit restricted the payment of cash dividends because we were in violation of certain financial covenants contained in the agreement. When we chose to pay the dividends on the Series A Preferred in common stock, the terms of our Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock required the payment of a 15% premium. This premium was considered in calculating the dividend payable for the first quarter of 2006. For the second quarter we paid dividends due of $161,817 in cash because of the availability of cash.

Net Loss

The net loss for the first six months of 2006 was $(2,229,342), a decrease of $351,436, or 14%, from the prior year net loss of $(2,580,778). This reduced net loss was primarily caused by the reduced imputed interest expense. The reduction of imputed interest expense offset the increased operating loss caused by increased operating expenses which exceeded the increase in gross profit for the period, all of which have been discussed above

Liquidity and Capital

As of June 30, 2006, we had current assets of approximately $36.5 million, including cash of $26.1 million, and current liabilities of approximately $1.3 million. As of June 30, 2005, we had current assets of approximately $10.2 million, including cash of $5.3 million, and current liabilities of approximately $3.8 million.

Net cash used by operating activities increased by $0.9 million, or 17%, to $5.8 million in the first six months of 2006, from $4.9 million in the first six months of 2005. The increase was largely attributable to an increase in net loss after removing nonrecurring non-cash expenses included in 2005 and an increase in inventories partially offset by a decrease in the growth of accounts receivable.  Inventories increased by $2.2 million in the first six months of 2006 compared to relatively flat inventory in the first six months of 2005.  The increase in inventory in the first six months of 2006 was primarily due to the purchase of the key raw material, HFMOP, for the production of sevoflurane.  In the first six months of 2006, accounts receivable increased by only $0.1 million compared to an increase of $1.5 million in the first six months of 2005. The lower growth in the accounts receivable in the first six months of 2006 in part reflected the collection of significant receivables during the period.

Net cash used by investing activities for the first six months of 2006 increased by $0.9 million to $1.0 million from $0.1 million for the first six months of 2005. The increase was primarily attributed to the acquisition of fixed assets associated with the Bethlehem facility expansion and the capitalization of engineering expenses associated with the plant expansion.  Included in the $1.0 million of purchases of property and equipment are $0.3 million of capitalized engineering expenses.

Net cash provided by financing activities increased by $21.9 million, or 210%, to $32.3 million for the first six months of 2006 from $10.4 million for the first six months of 2005. This increase was primarily attributable to the proceeds of $34.5 million from the sale of 11.5 million shares of common stock in the first six months of 2006. These shares were sold through an underwritten sale of common stock at a per share price to the public of $3.25.  This compares to proceeds from the sale of preferred stock of $9.1 million in the first six months of 2005.  In the first six months of 2005 substantial funds were also provided through a $2.5 million bridge note. In the first six months of 2006 the line of credit with KeyBank was reduced by $2.7 million to a zero dollar balance. In the first six months of 2005 demand notes payable were reduced by $1.5 million.

We will need to expend significant capital in order to expand our anesthetic and analgesic market share, develop our image guidance product markets and conscious sedation system, and expand our global distribution networks. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core inhalation anesthetic business to develop and commercialize complementary, proprietary interventional pain management products.  In order to satisfy the aforementioned needs, during the six months ended June 30, 2006 the Company had a public offering that was underwritten by Oppenheimer & Co. Inc., KeyBanc Capital Markets, and Maxim Group LLC.  An initial 10,000,000 shares were sold on May 30, 2006 and an additional 15% or 1,500,000 shares of common stock were sold on June 12, 2006.  The entire 11,500,000 shares of the Company's stock were sold at the price of $3.25 per share with net proceeds of $34,511,596.

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

Item 3. Defaults upon Senior Securities.

As of June 30, 2006, one financial covenant under our $3,500,000 line of credit with KeyBank was not met. The covenant specified minimum consolidated net earnings before interest, taxes, depreciation, and amortization (EBITDA). KeyBank has waived the covenant violations subsequent to June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 15, 2006.  At the meeting, each of our directors was re-elected.  The results of the votes for our directors were as follows:

William H. Burns, Jr.:

18,232,447 For; 50,788 Abstained

David DiGiacinto:

18,158,502 For; 124,733 Abstained

David Donaldson:

18,227,397 For; 55,838 Abstained

Donald Farley:

18,158,452 For; 124,783 Abstained

Duane Hopper:

18,232,397 For; 50,838 Abstained

Robert Lifeso:

18,232,397 For; 50,838 Abstained

John Rousseau:

18232,447 For; 50,788 Abstained

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K .

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB :

10.1 Amendment No. 2 to exclusive manufacturing and distribution agreement between RxElite Holdings Inc. and MINRAD Inc., dated June 14, 2006.  Portions of document omitted and filed separately with the SEC under a request for confidential treatment.

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

Date: August 7, 2006	MINRAD INTERNATIONAL, INC.

	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive
officer of the Registrant)