Form 10QSB
period 2006-09-30
MINRAD INTERNATIONAL, INC.
filed 2006-11-06
CIK 1121225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 000-49635
MINRAD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	870299034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Cobham Drive, Orchard Park, New York	14127
(Address of principal executive offices)	(Zip Code)
(716) 855-1068
Issuer’s Telephone Number
(Former name, former address and former fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding, as of the latest practicable date (November 6, 2006) 41,671,819
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

MINRAD INTERNATIONAL, INC.
FORM 10-QSB
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

PART I
Item 1. Financial Statements.
MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$9,937,257	$669,567
Investments	10,778,262	—
Accounts receivable	6,521,173	3,459,275
Interest receivable	87,879	—
Inventories	6,898,209	3,860,442
Prepaid expenses and other current assets	1,587,606	961,484

Total current assets	35,810,386	8,950,768

Property and equipment:
Machinery and equipment	2,037,960	1,379,657
Computers and software	402,393	220,790
Furniture and fixtures	598,107	22,641
Leasehold improvements	356,213	—
Construction in progress	1,817,785	295,153

	5,212,458	1,918,241
Less accumulated depreciation	1,082,936	849,333

Net property and equipment	4,129,522	1,068,908

Other assets	280,889	163,732

Total assets	$40,220,797	$10,183,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank demand note payable	$—	$2,720,000
Accounts payable	1,563,459	2,541,838
Dividends payable	169,826	170,329
Accrued expenses	2,276,081	405,388

Total current liabilities	4,009,366	5,837,555

Commitments and contingencies	—	—

Stockholders’ equity:
Series A convertible preferred stock	2,655	2,800
Common stock	416,670	290,585
Additional paid-in capital	76,262,696	40,261,861
Accumulated deficit	(40,470,590)	(36,209,393)

Total stockholders’ equity	36,211,431	4,345,853

Total liabilities and stockholders’ equity	$40,220,797	$10,183,408

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenue	$5,278,130	$1,423,221	$10,449,062	$5,879,147

Cost of goods sold	3,213,971	898,448	6,120,895	3,380,127

Gross profit	2,064,159	524,773	4,328,167	2,499,020

Operating expenses:
Sales and marketing	1,613,378	425,281	3,183,476	1,120,584
Research and development	835,609	535,640	1,855,734	1,304,448
Finance and administrative	1,444,035	682,906	3,308,160	2,059,208

Total operating expenses	3,893,022	1,643,827	8,347,370	4,484,240

Operating loss	(1,828,863)	(1,119,054)	(4,019,203)	(1,985,220)

Non-operating income (expense):
Interest expense:
Stockholders and affiliates	—	(436,874)	—	(1,961,429)
Bank and other	—	(3,781)	(153,373)	(193,838)
Interest income	303,652	—	418,023	—

Total non-operating income (expense)	303,652	(440,655)	264,650	(2,155,267)

Net loss	$(1,525,211)	$(1,559,709)	$(3,754,553)	$(4,140,487)

Less preferred stock dividends:
Cash dividends	(161,879)	(171,568)	(323,696)	(199,174)
Non cash dividends	—	—	(182,948)	(6,598,549)

Net loss available for common stockholders	$(1,687,090)	$(1,731,277)	$(4,261,197)	$(10,938,210)

Net loss per share basic and diluted	$(0.04)	$(.06)	$(0.12)	$(0.39)

Weighted average common shares outstanding basic and diluted	41,563,229	28,467,283	34,810,115	28,357,762

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
ONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Series A
	Convertible Preferred				Additional
	Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	11,200	$2,800	29,058,431	$290,585	$40,261,861	$(36,209,393)	$4,345,853
Conversion of preferred stock and accrued dividends to common stock	(290)	(73)	145,953	1,460	518	—	1,905
Stock options exercised	—	—	33,608	336	57,367	—	57,703
Stock based compensation	—	—	—	—	118,336	—	118,336
Preferred stock dividends	—	—	—	—	—	(182,948)	(182,948)
Net loss	—	—	—	—	—	(564,708)	(564,708)

Balance at March 31, 2006	10,910	$2,727	29,237,992	$292,381	$40,438,082	$(36,957,049)	$3,776,141
Conversion of preferred stock and accrued dividends to common stock	(286)	(72)	219,713	2,197	178,918	—	181,043
Stock options exercised	—	—	92,164	922	153,322	—	154,244
Stock warrants exercised	—	—	480,956	4,810	470,190	—	475,000
Stock based compensation	—	—	—	—	130,694	—	130,694
Sale of common stock; net of costs	—	—	11,500,000	115,000	34,396,596	—	34,511,596
Preferred stock dividends	—	—	—	—	—	(161,817)	(161,817)
Net loss	—	—	—	—	—	(1,664,634)	(1,664,634)

Balance at June 30, 2006	10,624	$2,655	41,530,825	$415,310	$75,767,802	$(38,783,500)	$37,402,267
Stock options exercised	—	—	62,458	625	97,781	—	98,406
Stock warrants exercised	—	—	73,536	735	(735)	—	—
Stock based compensation	—	—	—	—	397,848	—	397,848
Preferred stock dividends	—	—	—	—	—	(161,879)	(161,879)
Net loss	—	—	—	—	—	(1,525,211)	(1,525,211)

Balance at September 30, 2006	10,624	$2,655	41,666,819	$416,670	$76,262,696	$(40,470,590)	$36,211,431

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	—	$—	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)
Sale of common stock; net of costs	—	—	321,714	3,217	431,965	—	435,182
Stock options exercised	—	—	5,000	50	8,700	—	8,750
Warrants issued with demand notes	—	—	—	—	925,188	—	925,188
Warrants issued on Wachovia guarantee	—	—	—	—	500,937	—	500,937
Net loss	—	—	—	—	—	(895,288)	(895,288)

Balance at March 31, 2005	—	$—	28,345,867	$283,459	$22,378,992	$(25,051,750)	$(2,389,299)
Sale of preferred stock; net of costs	11,260	2,815	—	—	9,532,054	—	9,534,869
Stock options exercised	—	—	118,124	1,181	200,911	—	202,092
Stock based compensation on options extended	—	—	—	—	121,050	—	121,050
Warrants issued on Wachovia guarantee	—	—	—	—	479,586	—	479,586
Preferred Dividends:
Cash dividends	—	—	—	—	—	(27,606)	(27,606)
Amortization of beneficial conversion feature	—	—	—	—	6,598,549	(6,598,549)	—
Net loss	—	—	—	—	—	(1,685,490)	(1,685,490)

Balance at June 30, 2005	11,260	$2,815	28,463,991	$284,640	$39,311,142	$(33,363,395)	$6,235,202
Stock options exercised	—	—	6,583	66	9,963	—	10,029
Preferred stock issuance costs	—	—	—	—	(91,224)	—	(91,224)
Preferred cash dividends	—	—	—	—	—	(171,568)	(171,568)
Net loss	—	—	—	—	—	(1,559,709)	(1,559,709)

Balance at September 30, 2005	11,260	$2,815	28,470,574	$284,706	$39,229,881	$(35,094,672)	$4,422,730

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine -Month Periods Ended
	September 30, 2006	September 30 , 2005
Cash flows from operating activities:
Net loss	$(3,754,553)	$(4,140,487)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	367,934	131,255
Stock based compensation	646,878	121,050
Decrease in allowance for doubtful accounts	—	(314,078)
Amortization of note discount	—	896,949
Warrants issued for guarantee	—	980,523
(Increase) decrease in assets:
Accounts receivable	(3,061,898)	(1,862,637)
Interest receivable	(87,879)	—
Inventories	(3,037,767)	(2,303,384)
Prepaid expenses	(742,194)	(210,291)
Increase (decrease) in liabilities:
Accounts payable	(1,833,610)	(1,940,868)
Accrued expenses	1,870,693	(110,402)

Net cash used by operating activities	(9,632,397)	(8,752,370)

Cash flows from investing activities:
Purchases of investments	(10,778,262)	—
Purchases of property and equipment	(2,438,989)	(232,038)
Acquisition of other assets	(135,412)	(39,470)

Net cash used by investing activities	(13,352,663)	(271,508)

Cash flows from financing activities:
Borrowings under demand notes payable	400,000	2,500,000
Repayments under demand note payable	(3,120,000)	(1,471,125)
Proceeds from warrants exercised	475,000	—
Proceeds from sale of common stock; net of costs	34,511,596	431,965
Preferred cash dividends paid	(324,199)	(27,606)
Principal payments on long-term debt	—	(240,567)
Net repayments to affiliates	—	(374,740)
Net decrease in restricted deposits	—	3,675
Proceeds from options exercised	310,353	219,574
Proceeds from sale of preferred stock; net of costs	—	9,440,830

Net cash provided by financing activities	32,252,750	10,482,006

Net increase in cash and cash equivalents	9,267,690	1,458,128

Cash and cash equivalents — beginning of period	669,567	2,930

Cash and cash equivalents — end of period	$9,937,257	$1,461,058

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. — BASIS OF PRESENTATION
     Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad Inc. and Minrad EU (collectively, the “Company”). These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006.
NOTE 2. INVESTMENTS
     Net cash invested in short term instruments was $10.8 million during the nine-month period ended September 30, 2006. Short term investments are classified as available for sale. Available for sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive loss as a separate component of stockholders equity. As of September 30, 2006, there was no unrealized gains or losses since cost approximates fair value.
     Short term investments at September 30, 2006 are comprised of the following:

		Gross	Gross
		unrealized	unrealized
	Cost	gains	losses	Fair Value
Available-for-sale:
Government securites	$3,499,005	$—	$—	$3,499,005
Corporate bonds — fixed rate	2,962,616	—	—	2,962,616
Taxable auction securities	2,600,000	—	—	2,600,000
Certificates of deposit and other	1,716,641	—	—	1,716,641

Total available for sale securities	$10,778,262	$—	$—	$10,778,262

NOTE 3. — DEMAND NOTE PAYABLE
     The Company established a $3,500,000 line of credit with KeyBank National Association (“KeyBank”) in December 2005. The credit agreement governing the line of credit with KeyBank requires the Company to meet certain covenants including minimum liquidity and minimum EBITDA (net income plus interest expense, income taxes, depreciation and amortization). The EBITDA requirement was violated as of September 30, 2006. Subsequent to September 30, 2006, KeyBank waived the covenant violation. During the nine-month period ended September 30, 2006 the balance on the line of credit was paid in full.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. — STOCKHOLDERS’ EQUITY
     During the nine-month period ended September 30, 2006 the Company had a public offering that was underwritten by Oppenheimer & Co. Inc., KeyBanc Capital Markets, and Maxim Group LLC. An initial 10,000,000 shares were sold on May 30, 2006 and an additional 15% or 1,500,000 shares of common stock were sold on June 12, 2006. The entire 11,500,000 shares of the Company’s stock were sold at the price of $3.25 per share with net proceeds of $34,511,596.
     The Company raised $475,000 through the issuance of 475,000 shares of common stock to a related party upon the exercise of warrants at a weighted average exercise price of $1.00. Additionally, 102,500 warrants were exercised on a cashless basis resulting in the issuance of 79,493 common shares.
     During the nine-month period ended September 30, 2006, the Company raised $310,353 through the issuance of 188,230 shares of common stock to employees upon the exercise of options at a weighted average of $1.65 per share. Additionally, the holders of the Company’s Series A convertible preferred stock (the “Series A Preferred”) converted 576 shares of Series A Preferred stock and accrued dividends thereon amounting to $182,948 into 365,666 shares of common stock.
     During the nine-month period ended September 30, 2006, the Company declared dividends of $506,644. Dividends payable related to the three-month period ended September 30, 2006 amounted to $169,826, which were paid in cash subsequent to September 30, 2006. For the three-month period ended March 31, 2006, the Company chose to satisfy the dividends payable in the amount of $181,043, through the issuance of common stock because the credit agreement governing the line of credit with KeyBank restricted the payment of cash dividends since the Company was in violation of certain financial covenants contained in the agreement. When the Company chose to pay the dividends on the Series A Preferred in common stock, the terms of the Company’s Certificate of Designations, Preferences, and Rights for the Series A Preferred requires the payment of a 15% premium. This premium was considered in calculating the dividend payable for the three-month period ended March 31, 2006. In April 2006, the Company issued 76,713 shares of common stock at $2.36 per share in consideration of the dividends payable at March 31, 2006.
NOTE 5. — STOCK OPTIONS
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
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. The Company has not restated its financial statements for prior periods. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. — STOCK OPTIONS (CONTINUED)
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
     For the nine-month period ended September 30, 2006, the Company charged compensation costs against income for options granted under the plan. The values of those costs totaled $646,878, of which $473,533 was for service based option grants and $173,345 was for performance based option grants. The impact of this expense was to increase basic and diluted net loss per share from $0.10 to $0.12 for the nine-month period ended September 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. As a result, for the nine-month period ended September 30, 2006, there was no income tax expense impact from recording the fair value of options granted or for the intrinsic value of options exercised.
     During the three-month period ended September 30, 2006, the Company granted 1,525,000 performance based options. These options are associated with meeting certain milestone thresholds. Management has determined the probability of achieving these performance thresholds by the deadline of September 30, 2007. The Company recognizes expense over the requisite service period for the options that are expected to vest. The requisite service period represents the period from the date of grant through the date vesting is expected. Vesting occurs immediately after the milestone is achieved and has a two year life. Management will reevaluate the probability and requisite service period on a quarterly basis. One of the individual milestones was achieved in the third quarter resulting in 141,125 options vesting immediately.
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations for both the service and performance based options:

	Nine-Month Periods Ended
	September 30,	September 30,
Service Based Options	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.8%	4.0%
Expected life of options	5.0 Years	7.0 Years

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. — STOCK OPTIONS (CONTINUED)

	Nine-Month Periods Ended
	September 30,	September 30,
Performance Based Options	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	34%	0%
Risk-free interest rate	4.8%	0%
Expected life of options	3.0 Years	0.0 Years
     The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares Subject	Average	Remaining	Intrinsic
Service Based Options	To Options	Price Exercise	Life (Years)	Value
Outstanding as of December 31, 2005	2,906,809	$2.04
Granted to employees — Nine-month period ended September 30, 2006	1,176,000	$3.63
Forfeited — Nine-month period ended September 30, 2006	(552,328)	$3.79
Exercised — Nine-month period ended September 30, 2006	(188,230)	$1.65

Outstanding as of September 30, 2006	3,342,251	$2.33	4.24	$5,782,567

Exercisable as of September 30, 2006	1,903,080	$1.61	3.83	$5,539,214

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares Subject	Average	Remaining	Intrinsic
Performance Based Options	To Options	Price Exercise	Life (Years)	Value
Outstanding as of December 31, 2005	—	$0.00
Granted to employees — Nine-month period ended September 30, 2006	1,525,000	$4.25
Forfeited — Nine-month period ended September 30, 2006	—	$0.00
Exercised — Nine-month period ended September 30, 2006	—	$0.00

Outstanding as of September 30, 2006	1,525,000	$4.25	2.87	$—

Exercisable as of September 30, 2006	141,125	$4.25	2.00	$—

     The weighted-average fair value of options granted to employees during the nine-month period ended September 30, 2006 was $1.16 for service based options and $0.95 for performance based options ($1.89 and $0.00 during the nine-month period ended September 30, 2005). The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $304,592 ($149,524 during the nine-month period ended September 30, 2005).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. — STOCK OPTIONS (CONTINUED)
     The following table summarizes the status of the Company’s aggregate non-vested stock options granted under the incentive stock option plan:

		Weighted-
	Number of Non-	Average
	vested Shares	Grant-Date
Service Based Options	Subject To Options	Fair Value
Non-vested as of December 31, 2005	1,683,910	$0.70
Non-vested granted — nine-month period ended September 30, 2006	1,176,000	$1.16
Vested— nine-month period ended September 30, 2006	(947,572)	$0.49
Forfeited— nine-month period ended September 30, 2006	(473,167)	$1.58

Non-vested as of September 30, 2006	1,439,171	$1.04

		Weighted-
	Number of Non-	Average
	vested Shares	Grant-Date
Performance Based Options	Subject To Options	Fair Value
Non-vested as of December 31, 2005	—	$0.00
Non-vested granted — nine-month period ended September 30, 2006	1,525,000	$0.95
Vested— nine-month period ended September 30, 2006	(141,125)	$0.98
Forfeited— nine-month period ended September 30, 2006	—	$0.00

Non-vested as of September 30, 2006	1,383,875	$.97

     As of September 30, 2006, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $1,609,000 ($1,111,000 for service based options and $498,000 for performance based options). These costs are expected to be recognized over a weighted average period of 1.03 years (1.07 years for the service based options and 0.91 years for performance based options). The total fair value of shares vested during the nine-month period ended September 30, 2006 was $599,052, of which $460,462 was for service based options and $138,590 was for performance based options ($117,980 and $0.00 during the nine-month period ended September 30, 2005, respectively).
     The financial statements for the nine-month period ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been as follows:

Nine-Month
Period Ended
September 30, 2005
Net loss available for common stock holders, as reported	$(10,938,210)
Stock based compensation included in the determination of net loss	$121,050
Total stock based employee compensation expense determined under fair value method for all awards (SFAS 123R)	$(266,549)

Net loss available for common stock holders, pro forma	$(11,083,709)

Net loss per share, basic and diluted, as reported	$(0.39)

Net loss per share, basic and diluted, pro forma	$(0.39)

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest amounted to $176,696 for the nine-month period ended September 30, 2006 (compared to $211,616 in 2005).

	Nine-Month Periods
	Ended
	September 30,	September 30,
	2006	2005
Non-cash investing and financing activities:

Property and equipment acquisitions recorded as accounts payable	$855,228	$—

Preferred stock dividends payable	$169,826	$171,568

Conversion of preferred stock to common stock	$576,000	$—

Conversion of accrued dividends to common stock	$182,947	$—

Cashless exercise of warrants	$765	$—

Non cash dividends	$—	$6,598,549

Note discount for value of detachable warrants granted with demand notes	$—	$925,188

NOTE 7. — EARNINGS PER SHARE
     For the nine-month period ended September 30, 2006, the Company had 34,810,115 weighted average shares of its common stock outstanding (compared to 28,357,762 at September 30, 2005). If the Company had generated earnings during the nine-month period ended September 30, 2006, approximately 9,923,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 8,500,000 for the nine-month period ended September 30, 2005). These additional shares represent the assumed conversion of Series A Preferred, the assumed conversion of convertible debt, and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.
NOTE 8. — RELATED PARTY TRANSACTIONS
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
     A company controlled by one of the Company’s stockholders contracted with MINRAD, Inc. to provide consulting services. The initial two-year agreement started on December 1, 2003. The initial agreement provided for monthly payments of $5,000, commissions on specific sales and reimbursement of certain business expenses. A verbal amendment of this agreement increased the monthly payments to $10,000 There has been another subsequent verbal amendment to the agreement, which was approved by the compensation committee of the Board of Directors in February 2006, to extend the agreement through December 2007 and increase monthly payments to $15,500 effective March 1, 2006. On October 26, 2006 the Company amended the agreement effective August 31, 2006 to provide for the prepayment of the monthly retainer and commissions on sales to a customer through December 31, 2007. These prepayments are being amortized over the term of the

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. — RELATED PARTY TRANSACTIONS (CONTINUED)
agreement with approximately $78,000 expensed in the third quarter. Total expenses incurred were approximately $402,700 for the nine-month period ended September 30, 2006 (compared to $144,950 in 2005).
     During the nine-month period ended September 30, 2005, the Company issued to existing stockholders $2.5 million of convertible promissory notes and warrants to purchase 375,000 shares of the Company’s common stock. These warrants were valued at $925,188 using the Black Scholes pricing model and recorded as a note discount. The related amortization for the nine-month period ended September 30, 2005 amounted to $896,949 and is included in interest expense.
     In addition, during the nine-month period ended September 30, 2005, the Company granted to Kevin Kimberlin Partners, L.P., who controls a stockholder in the Company, warrants to purchase 300,000 shares of common stock as consideration for a guarantee of certain bank debt. These warrants were valued at $980,523 using the Black Scholes pricing model and included in interest expense for the nine-month period ended September 30, 2005.
     In connection with the Company’s issuance of Series A Convertible Preferred stock during the nine-month period ended September 30, 2005, $617,000 of the fees were paid to stockholders or affiliates. Also, warrants to purchase 385,500 shares of common stock were granted to stockholders or affiliates.
     Interest expense on debt owed to stockholders and affiliates amounted to approximately $1,961,429 for the nine-month period ended September 30, 2005.
     On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange with Technology Acquisition Corporation (“TAC”) whereby all of the outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock. Minrad Inc. was merged with a subsidiary of TAC, with Minrad Inc surviving and becoming a wholly-owned subsidiary of TAC. In connection with the pre-merger sale of TAC stock in December 2004 and pursuant to an existing agreement, Minrad Inc. granted investment warrants of 10% of the number of shares sold in any equity funding. During the nine-month period ended September 30, 2005, the Company issued a total of 32,171 warrants to stockholders and affiliates related to the sale of TAC stock. Cash fees earned by stockholders and affiliates during the nine-month period ended September 30, 2005 associated with the issuance of common stock in connection with the sale of TAC stock was $56,300.
NOTE 9 — OPERATING LEASE
     The Company moved into their new location in Orchard Park, New York on September 1, 2006. The lease agreement calls for annual lease payments of $435, 710 for years 1-5 and from $458,150 to $486,200 for years 6-10. The Company is recognizing this expense on a straight-line basis over the term of the lease.
NOTE 10 — CUSTOMER CONCENTRATION
     The Company had sales to their primary U.S. distributor amounting to $4,889,982 for the nine-month period ended September 30, 2006, which represented 47% of revenues. Sales to the same distributor for the three-month period ended September 30, 2006 amounted to $4,025,070, which represented 76% of revenues. The customers balance represented 72% of accounts receivable as of September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operation in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-QSB, our Form 10-KSB filed with the SEC on March 29, 2006, our Form 10-QSB filed on May 2, 2006, and our Form 10-QSB filed on August 7, 2006.
Company Background
     We operate an interventional pain management business with two product lines: (1) anesthesia and analgesia and (2) real-time image guidance. Our products are sold on a global basis. The anesthesia and analgesia business is currently engaged in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. The real-time image guidance business is focused on the development and commercialization of the SabreSource TM System and the accompanying Light Sabre TM disposable procedure instruments. These products have multiple applications in orthopedics, neurosurgery, interventional radiology and anesthesia.
     Results Of Operations — Nine-Month Period Ended September 30, 2006 Compared To Nine-Month Period Ended September 30, 2005.

	Nine-Month Periods Ended
	September 30,	September 30,
	2006	2005
Revenue	$10,449,062	$5,879,147
Cost of goods sold	6,120,895	3,380,127

Gross profit	$4,328,167	$2,499,020

Gross margin	41%	43%

Revenue
     Revenue increased by $4,569,915 or 78%, to $10,449,062 for the first nine months of 2006. This increase reflects double digit revenue growth in both the United States and International sales areas. Sales in the United States were $6,111,130 for the first nine months of 2006, from $1,938,326 in the first nine months of 2005. This represented a $4,172,804, or a 215%, increase from the prior year. International sales grew to $4,337,951 for the first nine months of 2006, from $3,940,821 in the first nine months of 2005, a $397,130 increase, or 10%.
     Our anesthesia and analgesia product line generated over 99% of our revenue for the first nine months of 2006 compared to 98% for the first nine months of 2005. In 2006 real-time image guidance sales accounted for the difference as they exceeded $100,000 for the first nine months of 2006. Sevoflurane sales for the first nine months of 2006 exceeded sevoflurane sales in the first nine months of 2005 by approximately $6 million.
     Sales to Original Equipment Manufacturers, or OEMs, which are included in United States sales, increased by $308,296, or 51%, from $599,074 in the first nine months of 2005 to $907,370 in the first nine months of 2006 due to the availability of sevoflurane. Sales to our primary North American distributor increased by $4,199,628 from $690,354 to $4,899,982 for the first nine months of 2006. This increase in sales to our primary U.S. Distributor is as a result of increased anesthesia and analgesia sales, including isoflurane, enflurane and calibration grade sevoflurane.
Gross Profit
     Gross profit improved by $1,829,147, or 74%, from $2,499,020 for the first nine months of 2005 to $4,328,167 for the first nine months of 2006. This was primarily driven by an increase in revenue. Gross profit as a percentage of revenue (or gross margin) decreased from 43% for the first nine months of 2005 to 41% for the first nine months of 2006. Gross margin between the two periods was relatively steady as increases in efficiency were offset by shutdowns related to the expansion of our anesthesia and analgesia plant capacity and the validation process related to new products.

	Nine-Month Periods Ended
	September 30,	September 30,
	2006	2005
Operating expenses:
Sales and marketing	$3,183,476	$1,120,584
Research and development	1,855,734	1,304,448
Finance and administrative	3,308,160	2,059,208

Total operating expenses	$8,347,370	$4,484,240

Sales & Marketing
     Sales and marketing expense increased by $2,062,892, or 184%, to $3,183,476 for the first nine months of 2006 from $1,120,584 for the first nine months of 2005. As a percentage of revenue, sales and marketing expenses increased from 19% of revenue during the first nine months of 2005 to 30% of revenue during the same period in 2006. Growth in the field sales organization resulted in an increase in sales and marketing wages, employer taxes and health benefits of $1,003,730. Expenses related to auto, travel and entertainment for sales and marketing increased by $464,770 period-over-period, reflecting the increase in sales organization headcount. Expensing employee options resulted in an increase of $182,530 non-cash expense in the first nine months of 2006 when compared to the same period in 2005.
Research & Development
     Research and development expenses for the first nine months of 2006 increased by $551,286, or 42%, to $1,855,734 from $1,304,448 in the first nine months of 2005. As a percentage of revenue, these expenses decreased from 22% for the first nine months of 2005 to 18% for the first nine months of 2006. The increase between the two nine month periods is due to an expansion of our research and development efforts and headcount related to our anesthesia & analgesia, real-time image guidance, and conscious sedation projects. Expensing of employee options related to research and development resulted in an increase of $77,990 in the first nine months of 2006 as compared to 2005.
Finance & Administration
     Finance and administration expenses increased by $1,248,952 or 61%, to $3,308,160 for the first nine months of 2006 from $2,059,208 for the first nine months of 2005. The largest part of the increase, $356,507, between periods was a result of the increase in employment costs driven by changes in and hiring of additional headcount. Another increase was due to the expensing of fees related to the Company’s credit facility amounting to approximately $128,000, which was not in place during the period ended September 30, 2005. Expensing of employee options related to finance and administration resulted in an increase of $204,196 for the first nine months of 2006 as compared to the first nine months of 2005.

	Nine-Month Periods Ended
	September 30,	September 30,
	2006	2005
Non-operating (income) expense:
Interest expense — stockholders and affiliates	$—	$(1,961,429)
Interest expense — bank and other	(153,373)	(193,838)
Interest Income	418,023	—

Total non-operating (income) expense	$264,650	$(2,155,267)

Interest Expense — stockholders and affiliates
     We were not required to recognize any imputed interest in the first nine months of 2006. During the first nine months of 2005 we recognized $1,961,429 in imputed interest attributed to beneficial conversion features on debt and warrants connected with debt instruments
Interest Expense — bank and other
     Cash interest expense decreased by $36,923, or 19%, from $193,839 in the first nine months of 2005 to $159,916 in the first nine months of 2006. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter through our public offering of our stock. The cash interest expense in the first nine months of 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit was repaid in the second quarter of 2006. We do not expect material interest expenses to be incurred in the fourth quarter.
Interest Income
     As a result of the successful fundraising in the second quarter of 2006 through a public offering of our stock, we had cash and cash equivalents of $9,937,257 and investments of $10,778,262 at September 30, 2006. Through cash management, this has resulted in interest income of $418,023 in the second and third quarters, which we expect to decrease in the fourth quarter due to increased capital expenditures.

	Nine-Month Periods Ended
	September 30,	September 30,
	2006	2005
Net Loss	$(3,754,553)	$(4,140,487)
Less preferred stock dividends — cash	(323,696)	(199,174)
Less preferred stock dividends — non cash	(182,948)	(6,598,549)

Net loss available to common	$(4,261,197)	$(10,938,210)

Net loss per share, basic and diluted	$(0.12)	$(0.39)

Weighted average common shares outstanding, basic and diluted	34,810,115	28,357,762

Net Loss
     The Net Loss for the first nine months of 2006 was $(3,754,553), a decrease of $385,935, or 9%, from the net loss of $(4,140,487) for the first nine months of 2005. The reduction in Net Loss was primarily caused by the reduction of imputed interest expense, partially offset by the increase in our operating losses between the nine month period ended September 30, 2006 and the nine month period ended September 30, 2005.
Dividends
     Dividends payable for the first nine months of 2006 were $506,644. We satisfied the dividends payable at the end of the first quarter through the issuance of common stock because our credit agreement with KeyBank restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A preferred stock require a 15% premium to the dividend payment, when paid in stock. As a result of the 15% premium our dividend payable in the first quarter was $182,948. For the second and third quarters we paid dividends due of $323,696 in cash.
Liquidity and Capital
     As of September 30, 2006, we had current assets of approximately $36 million, including cash of $9,937,257, investments of $10,778,262 and current liabilities of $4,009,366. As of September 30, 2005, we had current assets of approximately $8 million, including cash of $1,461,058, and current liabilities of approximately $4 million.
     Net cash used by operating activities increased by $880,027, or 10%, to $9,632,397 in the first nine months of 2006, from $8,752,370 in the first six months of 2005. The primary use of operating cash flow was to fund growth in accounts receivables and inventory balances and as a result of our increase in operating expenses.
     Net cash used by investing activities for the first nine months of 2006 increased by $13.1 million to $13.4 million from $.3 million for the first nine months of 2005. The primary uses of cash for investing activities were the purchase of $10.8 million of investments and $2.5 million of property, plant, and equipment.
     Net cash provided by financing activities increased by $21.8 million, or 208%, to $32.3 million for the first nine months of 2006 from $10.5 million for the first nine months of 2005. This increase was primarily attributable to proceeds of $34.5 million from the sale of 11.5 million shares of common stock in the first nine months of 2006. These shares were sold through an underwritten public offering, at a per share price to the public of $3.25. This compares to proceeds of $9.0 million from the sale of preferred stock in the first nine months of 2005. In the first nine months of 2005 funds were also provided through a $2.5 million bridge loan. In the first nine months of 2006 the outstanding balance of our line of credit with KeyBank was reduced by $2.7 million to zero. In the first nine months of 2005 demand notes payable were reduced by $1.5 million.
     We believe we have adequate liquidity and capital resources for the next twelve months.
     We will need to expend significant capital in order to expand our anesthesia and analgesia market share, develop our real-time image guidance product markets and conscious sedation system, expand our global distribution networks, and complete the expansion of our Bethlehem facility. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core anesthesia and analgesia business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness
Forward-Looking Statements
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
     Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading “Risk Factors” in Item 1 of our annual report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 29, 2006 (“Risk Factors”), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this quarterly report on Form 10-QSB, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors.
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
Item 3. Defaults upon Senior Securities.
     As of September 30, 2006, one financial covenant under our $3,500,000 line of credit with KeyBank was not met. The covenant specified minimum consolidated net earnings before interest, taxes, depreciation, and amortization (EBITDA). KeyBank has waived the covenant violation subsequent to September 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were voted upon by the shareholders during the quarter covered by this period.
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

Date: November 6, 2006	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive officer of the Registrant)