Form 10KSB
period 2006-12-31
MINRAD INTERNATIONAL, INC.
filed 2007-03-29
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49635.

MINRAD INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Cobham Drive, Orchard Park, New York	14127
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number
(716) 855-1068

Securities registered under Section  12(b) of the Exchange Act:
Common Stock $.01 par value

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year. $16,340,664

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common equity, as of March 22, 2007 was $119,185,935. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant’s outstanding common stock have been deemed to be affiliates.

The total number of shares of common stock of the Registrant that were outstanding on March 22, 2007 was 47,080,031.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

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

The Company is an interventional pain management company with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. The Company’s products are sold throughout the world, primarily in North America, Europe, Asia and Latin America.

In the anesthesia and analgesia product line, we manufacture and market generic inhalation anesthetics for use in connection with human and veterinary surgical procedures. We are capable of manufacturing, packaging and distributing isoflurane, enflurane, sevoflurane and desflurane at our modern pharmaceutical facility in Bethlehem, Pennsylvania, or the Bethlehem facility, which is registered with the United States Food and Drug Administration, or FDA. We currently sell three of the four modern inhalation anesthetics (inhalation anesthetics widely used in developed countries today) — isoflurane, enflurane and sevoflurane, through distributors and to original equipment manufacturer, or OEM, customers.

In 2006, we began the launch of our second generation of patented real-time image guidance technology products, and the launch of these products will continue throughout 2007. Our SabreSourcetm Real-Time Image Guidance System, or SabreSourcetm system, and complementary Light Sabretm disposable products facilitate minimally invasive surgery, primarily for pain management, and have broad applications in orthopedics, neurosurgery and interventional radiology. SabreSourcetm uses unique x-ray and laser technology to enable medical professionals to precisely visualize both the surface point of entry and true angle of approach required to reach an internal treatment area or biopsy site. These products are designed to improve accuracy in interventional procedures and reduce radiation exposure. We sell these products directly in the United States and through distributors elsewhere.

We also are developing a drug/drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness. Our system would use halogenated ethers as inhalation analgesics and compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets. We believe this system has the potential to positively impact the economics of same-day procedures requiring pain relief while substantially enhancing the safety factor of these procedures. Exposure to nitrous oxide has been reported in peer reviewed literature to increase spontaneous abortions in nurses and chair-side dental assistants by three to four times the normal rate, is addictive and has been shown to have severe adverse effects related to prolonged exposure. Sedative hypnotics and narcotic analgesics are controlled substances because they can cause respiratory depression and are addictive. Further, recovery time and side-effects of sedative hypnotics and narcotic analgesics require that patients be accompanied home. Our conscious sedation system is being developed to facilitate rapid recovery and discharge without these added risks and inconveniences.

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

We compete and expect to compete in two areas of this broad drug market: the production of inhalation anesthetics and the development of a drug/drug delivery system for conscious sedation. The inhalation anesthetic worldwide market is estimated at $1.3 billion annually and is comprised of five products: halothane, enflurane, isoflurane, sevoflurane and desflurane. The first three are generic anesthetics and all but halothane are halogenated ethers. Ross Terrell, Ph.D., synthesized and patented enflurane, isoflurane and desflurane. In recognition of his contribution to the industry for these three new chemical entities, Dr. Terrell was named the Pharmaceutical Manufacturing Associations’ Man of the Year in 1991. Dr. Terrell is a company consultant, member of our Scientific Advisory Board and our retired Vice President of Research. In recognition of Dr. Terrell and the association his name creates, we market our isoflurane under the brand Terrelltm.  We currently manufacture and sell sevoflurane, enflurane and isoflurane, and expect to enter the desflurane market in 2007.

Sevoflurane

The largest selling drug in the inhalation anesthetic market is sevoflurane, with 2006 global sales of approximately $1.0 billion. Sevoflurane has gained acceptance as a result of its rapid induction and recovery properties, which makes it a popular choice for pediatric and outpatient procedures. Today, sevoflurane is protected only by process patents. We, along with two other manufacturers, have process patents to manufacture sevoflurane.

We have synthesized, patented and validated unique processes to manufacture sevoflurane. These processes allow us to compete in marketing a product line in which process patents have created high barriers to market entry, both from an economic and environmental compliance standpoint. Two key aspects of our production process are the use of a unique phase transfer catalyst and process technology to ensure that the compound is anhydrous and stable. In this regard, we have filed an Abbreviated New Drug Application, or ANDA, which has been accepted for review by the FDA. In September 2005 and throughout 2006, we began marketing sevoflurane to select international markets. Our roll-out in additional international markets will follow drug registration in the applicable jurisdiction. Historically, Abbott Laboratories, or Abbott, and Baxter International, Inc., or Baxter, have been involved in extensive process patent litigation on this product.

Desflurane

Desflurane is the second largest selling inhalation anesthetic with estimated 2006 annual worldwide revenues of over $200 million. Presently marketed solely by Baxter, desflurane’s low metabolism and cardiovascular stability have made it popular for use in longer surgical procedures. Baxter’s proprietary utility patent expired in February 2007. We anticipate that there will be heavy competition among four or five manufacturers for sales of desflurane when a Baxter process patent expires in either 2010 or 2011, depending on the jurisdiction. We have filed a distinct process patent, co-authored by Dr. Terrell, the inventor of desflurane, and Dr. Joshua Levinson, our Director of Pharmaceutical Research, using a novel method of fluorination that we believe will allow us to enter the desflurane market in 2007, after Baxter’s utility patent expires, but prior to the expiration of its process patent, following regulatory approvals. Our present development plan is to produce validation batches in 2007 followed by packaging, stability testing and regulatory filings in the second half of 2007.

Enflurane and Isoflurane

Enflurane and isoflurane were introduced to the world market in the late 1970’s and early 1980’s, respectively. Enflurane is presently a niche product, with estimated worldwide revenues of $10 million. Enflurane is principally utilized in labor and delivery, and for coronary by-pass procedures. It is the only inhalation anesthetic approved for use in labor and delivery. We believe that there was only two manufactures of enflurane in 2005 (Minrad and a competitor) and that the competitor is considering exiting the enflurane manufacturing process.

Isoflurane remains the drug of choice for procedures involving companion animals and also is used in neurological and general surgical procedures. Isoflurane sales volume continues to increase in developing countries, previously dominated by halothane, as delivery equipment, such as vaporizers, become more accessible and the drug more affordable. We, Abbott, Baxter, Nicholas Piramal, Ltd., an Indian corporation, and Halocarbon Products Corporation manufacture isoflurane. We market isoflurane under the brand name Terrelltm in the human market and Attanetm in the veterinary market. We estimate a world market of slightly over $75 million for isoflurane, approximately one-third of which is in the veterinary segment.

Our 2006 sales for enflurane and isoflurane were approximately $5.5 million and represented approximately 6.5% of the estimated global market for these two compounds.

Real-Time Image Guidance

Industry Overview

A significant number of all surgical procedures are currently performed using fluoroscopy for anatomic guidance. Fluoroscopy is a technique for obtaining real-time x-ray images of a living patient using a fluoroscope. We believe that the number of minimally-invasive spine and pain procedures doubled last year. Several well-known factors are driving continued growth in the number of surgeries in general, the number of minimally-invasive surgeries in particular, and the development of associated surgical systems and related products. These factors include:

•	aging of the population;

•	development of new minimally invasive surgical procedures;

•	focus on increased productivity and lower costs;

•	transition from hospital-based to outpatient procedures; and

•	demand for improved therapeutic outcome.

We believe that the use of our real-time image guidance products can improve patient care and minimize healthcare costs by:

•	decreasing operating time;

•	enabling additional procedures to be performed on a minimally invasive basis;

•	reducing patient trauma and recovery time;

•	improving surgical accuracy; and

•	reducing radiation exposure to patients and medical professionals in fluoroscopically-guided procedures.

We estimate that the market for real-time image guidance systems, such as the SabreSourcetm system, was approximately $1.6 billion in 2006 with an anticipated annual growth rate of approximately 10%.

Image Guidance Product Overview

Currently, physicians seeking accurate access to a surgical or biopsy sub-surface procedure site must endure near constant radiation exposure with their patients when using a fluoroscope. Our SabreSourcetm system, uses patented technology to enable medical professionals to identify both the surface point of entry and the true angle of approach required to precisely target an internal treatment area or biopsy site with 50% to 90% reduction in x-ray on-time. The SabreSourcetm system is our second-generation image guidance system. It provides advantages in ease of use, greater flexibility and improved control as compared to the DRTS® system, our first generation system. Both the SabreSourcetm and DRTS® systems provide accurate targeting to within one millimeter at a distance of one meter from a fluoroscope’s x-ray source.

The SabreSourcetm system is an add-on accessory that is mounted to the C-Arm imaging device used for fluoroscopically-guided surgery. The SabreSourcetm system places a targeting cross-hair onto the fluoroscopic image and directs a visible laser beam onto the patient. The physician uses a hand-held remote control to position the cross-hair onto the desired anatomic target, which simultaneously positions the laser to indicate the surface point of entry and angle of approach required to reach the structure targeted by the physician.

The SabreSourcetm system has broad application in pain management and anesthesia, interventional radiology, neurosurgery and orthopedic surgery. The system may be used in any procedure that uses C-Arm fluoroscopy to target an anatomic structure that is reachable in a straight line. The SabreSourcetm system would be most commonly used in interventional spine procedures in which the physician seeks to limit patient procedure trauma or minimize the size or depth of incision (e.g., pedicle screws, spinal fixation, disc procedures or vertebroplasty) or biopsies that require x-ray guidance (e.g., bone or calcified lesions). The use of the SabreSourcetm system during bone biopsy procedures provides an example of the use of the SabreSourcetm system’s technology. If a physician opened a patient to reach the suspected lesion on the bone during a biopsy procedure, the risk of malignancy would increase as malignant cells may be spread to neighboring cells during the procedure. By using a device that pierces the skin and tissue to reach the site, without opening the patient, this risk is reduced. The SabreSourcetm system allows physicians to perform this procedure to an accuracy of plus or minus one millimeter at a distance of one meter with minimum radiation exposure.

Physicians who have used the technology employed in both our SabreSourcetm system and the first-generation DRTS® system have cited several benefits to both patients and medical professionals, including:

•	improved surgical accuracy and corresponding reduction in complications;

•	a reduction in x-ray on-time of 50% to 90% depending on the type of procedures; and

•	the elimination of multiple instrument penetrations in attempts to locate subsurface targets and a corresponding reduction in time, expense and trauma.

In contrast to other available products for image guidance in surgery, our SabreSourcetm system uses real-time images acquired during the procedure, rather than archived data acquired in a separate imaging session. Among other anomalies, the real-time images compensate for the following: the fact that the patient is frequently in a different position during the procedure as compared to the imaging session; the response of the body to surgical stimulus; the change in pressure in the body from changing position of the patient or the intervention itself, for instance in the cranium, which releases substantial pressure when opened, causing the brain to expand; and the impact anesthetics and delivered gases have on organ position in the central cavity. With targets that are frequently several millimeters wide, the cumulative impact of these variances can be significant. In addition, we believe the SabreSourcetm system provides more accurate performance and reduces costs in comparison to other available products.

Light Sabretm Procedure Instruments

Our range of Light Sabretm procedure instruments enables a medical professional to take full advantage of the Sabre Sourcetm laser’s accuracy to perform a minimally invasive procedure on an exact anatomic site targeted through the use of a fluoroscope. Presently, our Light Sabretm product line includes six types of single-use instruments: syringes; aspirating needles; spinal needles; bone and core tissue biopsy needles; and a catheter inducer. Each of these products is manufactured in a variety of styles and sizes to suit different clinical applications and physician preferences.

Our patented Light Sabretm technology incorporates a collimating tube and light dispersing element in an instrument. When the tip of the instrument is placed on the surface point of entry indicated by the SabreSourcetm system, and the body of the Light Sabretm instrument is aligned with the laser beam, the light dispersing element

“lights up,” providing the physician with a continuous visual confirmation that the instrument is accurately directed to the anatomic structure targeted by the system. The Light Sabretm technology has an FDA-accepted accuracy claim of plus or minus three millimeters at a depth of 100 millimeters.

Our existing lines of Light Sabretm products focus on interventional pain management and spinal procedures for neurology and orthopedics. We plan to continue to develop and introduce additional Light Sabretm instruments as new applications for our SabreSourcetm technology are identified. We are currently developing tools to be used in tumor ablation, trauma procedures and orthpedics.

Other manufacturers have expressed interest in using Light Sabretm technology in their existing products. We filed, and had accepted, an FDA Master File of our Light Sabretm technology, which would permit our licensees to incorporate the Light Sabretm collimator into the products of other manufacturers following a 30-day notice of utilization to the FDA.

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

Leveraging our device manufacturing ability, we plan to produce a delivery system that will “freeze” the delivered concentration at an analgesic level and not allow additional agent to be delivered. In October 2002, we filed patent applications with the United States Patent and Trademark Office, or U.S. PTO, the United States Receiving Office for the Patent Cooperation Treaty, or PCT, and subsequently filed corresponding patent applications in a number of foreign jurisdictions, that cover the use of halogenated ether inhalation anesthetics in conscious sedation. On January 27, 2004, we received our preliminary report under the PCT stating that all 43 claims of our PCT international patent application satisfy the PCT requirements of novelty, inventive step and industrial applicability. We believe this rapid acceptance reflects, in part, our senior management team’s experience. Mr. Burns was a co-developer of the predicate device for electronic analgesia delivery and Dr. Terrell developed the family of inhalation anesthetics most likely to be delivered by the delivery system.

To preserve patient safety, the FDA does not allow the simultaneous testing of a new device and a new drug. We plan to file 510(k) applications on the device and related disposables in the second half of 2007. We will subsequently file Investigational New Drug, or IND, applications for review by hospital and university Institutional Review Boards, or IRBs, contingent on 510(k) acceptance. The predicate device on which our conscious sedation system is based is the electronically metered administration of nitrous oxide. Because the inhalation agents are already approved at a higher dose for anesthesia and have been safely administered, we plan to commence Phase III testing immediately following 510(k) acceptance and an IND filing on the inhalation agent. Presuming the inhalation agent used is sevoflurane, our previously filed ANDA for the manufacture and marketing of sevoflurane would be the basis for our drug approval. We believe our conscious sedation system can be on the market to generate sales in a number of countries in 2009 — 2010.

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

Our International Partners

Internationally, we sell our anesthesia and analgesia products, and will sell our real-time image guidance products, through local distribution partners. On December 31, 2006, we had approximately 60 active distribution agreements with sales partners that require, after anticipated regulatory approvals are obtained in the respective countries, increasing minimum annual purchases for those partners to remain our exclusive distributor within their territories.

Partner Annual Minimum Purchases

By 2009, the annual minimum purchases of our inhalation anesthetic products required from our distributors in order for them to maintain exclusivity by territory under existing agreements will reach approximately $125 million. In July 2004 (amended in June of 2006), we signed a contract with RxElite, a United States distributor of inhalation respiratory products. Assuming RxElite meets the volume milestones in the agreement that would allow them to renew the agreement and to remain an exclusive distributor in the United States, U.S. sales under the contract with RxElite will approach $55 million in calendar year 2009. RxElite began purchasing human inhalation anesthetics under this contract on September 30, 2004. On April 14, 2005, we entered into an amendment of the existing agreement with RxElite to grant them a non-exclusive right to purchase Attanetm, our brand name for isoflurane, for distribution for veterinary uses in the U.S. market. The amendment also gives RxElite the exclusive right to purchase for distribution to end-users other generic inhalation anesthetic products that we expect to make in the future, including, desflurane (for human use), when they become available. Terms of the original contract, which were not amended, provide RxElite with the exclusive right to distribute for human use two of our other generic drugs, isoflurane and enflurane under the RxElite label, and provide RxElite the exclusive right to distribute sevoflurane for human use after approval by the FDA has been received and any existing period of exclusivity granted by the FDA has expired.

The initial term of the RxElite agreement ends on December 31, 2007, but may be renewed by RxElite for successive one-year terms provided RxElite meets certain requirements. We may only terminate this agreement under limited circumstances, such as if RxElite fails to meet minimum annual purchase commitments or fails to pay any amount it owes to us. The agreement also provides that if we or RxElite recall any of the products distributed by RxElite because the products are believed to violate a provision of applicable law, we will bear the costs of the recall.

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

The supply agreement with Merck was effective as of February 11, 2005 and expires on February 11, 2010. We may only terminate this Agreement in the event that Merck is guilty of a breach, non-observance or non-

performance of its obligations under the agreement that is not remedied and under certain other circumstances. Under the terms of the agreement, the obligations of our subsidiary, Minrad Inc., have been assigned to Minrad EU, our wholly owned European subsidiary.

We are pursuing a similar strategy for our real-time image guidance products. We are identifying key medical device distributors outside the United States and negotiating agreements that provide geographic exclusivity if annual minimum purchase commitments are met. As of December 31, 2006 our annual minimum purchase commitments from our distribution partners were approximately $6 million for 2009.

Our Sales and Marketing Organization

Throughout 2006, we have been building a direct sales organization in the United States. The primary responsibilities of this organization will be the training and education of SabreSourcetm system physician users and supporting RxElite. As of December 31, 2006, our domestic sales organization consisted of five sales managers and 23 sales representatives.

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

The principal responsibilities of our international sales managers are to establish and manage relationships with distribution partners, coordinate required regulatory approvals with support from our corporate headquarters in the United States and develop relationships with key physicians. As sales grow, we expect that our international sales managers will recruit additional sales representatives and other personnel to promote our conscious sedation system and our other products.

We currently employ 19 sales representatives or area managers in our international sales organization.

We have been expanding our domestic and international marketing organization to manage additional clinical trials and product development and customer marketing programs associated with growing our product range and global presence. Our marketing organization is charged with providing customer support for our real-time image guidance and anesthesia and analgesia product lines, planning for expansion of our Light Sabretm product line, and, together with our research and development department, building the market for our conscious sedation system. A key element of our marketing organization will be a clinical training team, initially charged with supporting our domestic and international sales organizations in the education of customers on image guidance technology, driving clinical acceptance toward becoming the standard of care and performing the same functions for our conscious sedation system.

Our sales and marketing organization is led by experienced professionals with extensive management experience in anesthesia and analgesia pharmaceuticals and in the medical device industry.

Competition

The anesthetic agent and image guidance device markets are highly competitive. We compete with many companies, both public and private, that range from small, highly focused companies to large diversified healthcare manufacturers. As an example, the sevoflurane market is highly concentrated with Abbott being the only entrant in many markets. In other markets, competition entails either two or three players, consisting of Minrad, Abbott and Baxter.

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

Research & Development

Product development is key to our goal of being the leader in interventional pain management. Our research and development team is comprised of 29 professionals headed by John McNeirney, our senior vice president and chief technology officer. Mr. McNeirney holds over 60 U.S. patents. With our company, Mr. McNeirney has authored or co-authored 13 U.S. patent applications, of which eight patents have issued and five are pending, most notably the patents that form the foundation of our SabreSourcetm system, Light Sabretm products and the conscious sedation system. See “United States Regulatory Approvals for our Business” below.

Our primary product development program consists of the expansion of our inhalation anesthetic lines to include desflurane, on-going cost reduction of and process improvements to our existing products, and development of our conscious sedation program and new models of our SabreSourcetm system and accessories. As liquidity allows, we plan to continue broadening our research and development effort with a focus on Light Sabretm product-line extensions, additional proprietary real-time image guidance innovations, expansion of our anesthesia and analgesia product line, and development of a novel transdermal pain management product among other product concepts. We anticipate that these planned product line additions and continuing engineering on present products will require the addition of ten professionals over the next year.

We identify product opportunities based upon feedback from various customers, industry trends, the input from our two scientific advisory boards (one for anesthesia and analgesia opportunities and one for opportunities in the orthopedic and neurosurgical market) and financial potential.

Our research and development expenses were $3.0 million for the year ended December 31, 2006 and $1.8 million for the year ended December 31, 2005.

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

Inhalation Anesthetics — United States

We have marketing approvals to sell enflurane and isoflurane in the United States, and have applied for marketing approval to sell sevoflurane in the United States.

Inhalation Anesthetics — International

We and our pharmaceutical partners have marketing approvals as follows:

•	enflurane approvals in 15 countries and four applications filed;

•	isoflurane approvals in 25 countries with eight applications filed;

•	sevoflurane approvals in six countries with 13 applications filed.

Real-time image guidance medical devices — United States

We have six products with FDA acceptance. These device acceptances cover: SabreSourcetm and Tri-Knew Battery Charger, an accessory to our SabreSourcetm system; a proprietary, optically correct surgical drape and a remote control drape; and six different Light Sabre instruments.

Real-time image guidance medical devices — International

We have EN 13485 Device Directive Registration (CE mark) for SabreSourcetm and its accessories, which allows us to market these products directly into the European Union with only notification to an appropriate regulatory body. We have submitted applications for marketing approval in 35 countries and will submit applications in additional countries during 2007.

Manufacturing

At our Bethlehem facility, we currently produce bulk isoflurane, enflurane and sevoflurane from raw materials. Upon completion of production, these anesthetics and analgesics are either packaged on site into 100 milliliter and 250 milliliter bottles and prepared for distribution or distributed in bulk packaging. We began producing and shipping sevoflurane in the second quarter of 2005. We expect to produce validation batches of desflurane in the first half of 2007.

At this time, we rely on third-party contract manufacturers to produce many of the components for our SabreSourcetm system. Sub-assemblies that involve proprietary materials and methods may be manufactured in-house or contracted out. Final device assembly is done at our facility in Orchard Park, New York, or the Orchard Park facility. Light Sabretm components are manufactured, assembled and sterilized by third parties and are subject to our acceptance.

Raw Materials

Many of the raw materials used in our anesthesia and analgesia products are readily available from multiple sources. Four of the raw materials, however, are only available from a limited number of suppliers. We have qualified three suppliers for each of chloro trifluoro ethylene, or CTFE, chloro difluoro methane, or CDFM, and trifluoro ethanol, or TFE. Hexafluoroisopropyl methyl ether, or HFMOP, which is used in making sevoflurane, is a custom synthesis and currently is available from only one source. If we were unable to obtain HFMOP, we have the technology to produce this chemical; however, if we have to produce HFMOP it would require a significant capital investment and diversion of resources. Interruption in the supply of raw materials for anesthesia and analgesia synthesis could adversely affect our ability to supply finished product in the short-term.

There are multiple qualified suppliers for all components and outsourced services necessary to produce our real-time image guidance line of products.

Intellectual Property Position

The following is a list of the important patents and patent applications that protect our products, the expiration dates for the patents that have been granted and the expiration dates for additional patents that we have applied for, assuming the patents are granted.

Existing U.S. patents:

Patent
Number	Title	Filing Date	Expiration Date

5,810,841	ENERGY GUIDED APPARATUS AND METHOD	5/20/1997	5/20/2017
5,969,193	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/18/1997	8/18/2017
6,036,639	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	4/11/1997	4/11/2017
6,096,049	LIGHT GUIDING DEVICE AND METHOD	7/27/1998	7/27/2018
6,200,274	REMOVABLE NEEDLE RULE	7/7/1998	7/7/2018
6,264,618	SAMPLING DEVICE AND METHOD OF RETRIEVING A SAMPLE	1/28/2000	1/28/2020
6,297,502	ALIGNMENT VERIFICATION DEVICE AND METHOD OF USING THE SAME WITH A VISUAL LIGHT BEAM AND AN X-RAY	5/29/1998	5/29/2018
6,283,125	STERILE DRAPE	11/19/1998	11/19/2018
6,444,358	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	3/10/2000	3/10/2020
6,679,267	STERILE DRAPE	8/31/2001	8/31/2021
6,694,169	TARGETING SYSTEM AND METHOD OF TARGETING	2/22/2001	2/22/2021
6,829,500	METHOD AND DEVICE FOR DETERMINING ACCESS TO A SUBSURFACE TARGET	6/15/1999	6/15/2019

Pending U.S. patent applications:

Application			Expiration Date
Number	Title	Filing Date	Assuming Issuance

10/272,794	DRUG DELIVERY SYSTEM FOR CONSCIOUS SEDATION	10/17/2002	10/17/2022
10/644,500	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/20/2003	8/20/2023
10/977,759	TARGETING SYSTEM AND METHOD OF TARGETING	10/29/2004	10/29/2024
11/281,294	METHOD FOR THE PREPARATION OF SEVOFLURANE	11/17/2005	11/17/2025
11/281,293	PROCESS FOR PRODUCTION OF 1,2,2,2 — TETRAFLUORO ETHYL DIFLUORO METHYL ETHER	11/17/2005	11/17/2025
11/098,243	REMOVAL OF CARBON DIOXIDE AND CARBON MONOXIDE FROM PATIENT EXPIRED GAS DURING ANESTHESIA	4/4/2005	4/4/2025
11/406,480	PREPARATION OF SEVOFLURANE WITH NEGLIGIBLE WATER CONTENT	4/18/2006	4/18/2026

We also seek to protect our intellectual property in foreign countries and pursue an intellectual property strategy where we file patents in countries throughout the world in what we believe to be a cost-effective manner.

Government Regulation

We manufacture active anesthesia and analgesia ingredients, specifically the chemical synthesis of inhalation anesthetic compounds, and we produce finished anesthesia and analgesia products using the compounds manufactured at our Bethlehem facility. These manufacturing operations are regulated by the FDA and performed in compliance with current good manufacturing practices, or cGMP, as set out by the FDA. The cost of global regulatory compliance and quality assurance was approximately $1.0 million in 2006, or 6.3% of sales, reflecting the high fixed expense of initiating regulatory and quality systems including EN 13485 Device Directive Registration. Global regulatory and quality costs are expected to increase in future years but we should enjoy operating leverage from economies of scale as our fixed regulatory costs are spread over higher volume. The Bethlehem facility is registered with the FDA as a pharmaceutical manufacturer and distributor. It is also registered as a pharmaceutical distributor with the states of Pennsylvania, Texas, Idaho and Kentucky. In addition, we believe that the operations at the Bethlehem facility are in material compliance with the federal, state and local regulations regarding environmental protection and occupational safety and health. Historically, the annual cost of environmental compliance at our Bethlehem facility averages between 1.6% and 2.2% of revenue generated by the facility.

Our Orchard Park facility houses our corporate personnel, our real-time image guidance system design and development technical staff, and the manufacturing operations associated with critical portions of our real-time image guidance system. The Orchard Park facility also warehouses and distributes real-time image guidance systems. As such, the Orchard Park facility is also registered with the FDA as a manufacturer and distributor of medical devices. We believe current activities at this facility in compliance with all federal, state or local environmental restrictions that are applicable.

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

In addition to the SabreSourcetm system, we have received 510(k) clearance for a series of Class II devices that includes sterile protective drapes for the SabreSourcetm system and its remote control, and the current LightSabretm series of needle-based devices.

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

Drugs

Our anesthesia and analgesia products are “prescription only” drug products that require FDA approval prior to marketing. Since the products are generic an ANDA for human use drugs, or an Abbreviated New Animal Drug Application (ANADA) for veterinary use drugs is used to gain marketing approval. A generic manufacturer must demonstrate that the manufacture of the product complies with applicable cGMP and that the product meets the same specifications as the initial FDA New Drug Application approved drug. Two of our products, isoflurane and enflurane, have been approved by the FDA. We submitted an ANDA for sevoflurane in September 2005. We expect to produce validation batches of desflurane in the first half of 2007 followed by packaging, stability testing and an ANDA submission later in the year.

Other Anticipated Regulatory Submissions

The novelty of our conscious sedation system’s use of anesthetic agents as analgetic agents by changing the indications of use of these drugs will require submission of an IND application containing a clinical study plan and protocols be approved prior to entering into the clinical trials of the agents. The process will also include an IRB submission to the selected clinical trial establishments. IRBs are used to ensure the rights and welfare of people participating in clinical trials both before and during their trial participation. IRBs at hospitals and research institutions make sure participants are fully informed and have given their written consent before studies ever begin.

Registration and Listing

Our two facilities are FDA registered establishments. Our Bethlehem facility is registered as a drug manufacturing and labeling facility and our Orchard Park facility is registered as a medical device manufacturing facility engaged in basic medical device development, distribution and manufacturing. Each of our products is listed separately within the requisite divisions of the FDA. Listing the product with the FDA is done concurrently with the initial marketing of the product.

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

Manufacturing regulations for devices, including design controls

We comply with cGMPs and have established and implemented a quality management system for the device manufacturing facility in Orchard Park, NY that complies with the FDA Quality Management System requirements and our ISO 13485-2003 certification. Our quality management system establishes procedures and policies for controlling our manufacturing process. Inclusive in our quality management system are design controls, design procedures and work instructions and personnel training.

Post-marketing obligations

We comply with the FDA Quality Management System and ISO 13485-2003 requirements related to product complaints, corrections, removal, recalls and reporting requirements as are determined and processed by our executive management and vice president of regulatory affairs.

Penalties and legal remedies available to FDA for violations of its regulations

The FDA may audit our facilities at any time. The FDA uses on-site audits to confirm compliance with applicable cGMPs. An audit may produce findings and observations and may provoke action by the FDA. If we were found to be out of compliance with the regulations, including the cGMPs, consequences could include warning letters, seizures, injunctions or consent decrees, fines, civil penalties, recalls or seizures of our products, total or partial suspension of our products, refusal to approve or clear new applications or notices relating to our products, recommendations by the FDA that we not be allowed to enter into government contracts, and criminal prosecution. An audit of our Bethlehem facility was performed in December 2006 and resulted in only minimal findings or observations, which we are in the process of correcting.

Employees

As of December 31, 2006, we had 122 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Risk Factors

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and on the market price of our common stock.

We are currently in a growth stage and may experience setbacks in both business and product development.

We are subject to all of the risks inherent in both the creation of a new business and the development of new and existing products. As a growth-stage company, our cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to develop new and existing products. We currently manufacture and market generic inhalation anesthetics and recently launched our SabreSourcetm system, our second generation real-time image guidance system. We also are developing a drug/drug delivery system for conscious sedation. We do not know if these products will be successful over the long term.

We may need additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to obtain such capital would adversely affect our business.

We will need to expend significant capital in order to expand our anesthetic and analgesic market share, develop our image guidance product markets and conscious sedation system, and expand our global distribution networks. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. A critical element of our strategy is to leverage the cash flow we expect to generate from our core inhalation anesthetic business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.

In the past we failed to meet a financial covenant in our credit facility and may fail to meet our financial covenants in the future, which could result in our lender limiting our access to our working capital facility.

On September 30, 2006, we failed to meet one of the financial covenants in our credit facility with KeyBank. Our consolidated EBITDA was less than the established minimum in our credit agreement. KeyBank waived our default as of September 30, 2006. In the first and second quarters of 2006, we also failed to meet financial covenants under our credit facility; these covenants were also waived by KeyBank. If we default again and KeyBank does not waive that default, we may not be allowed to access our working capital facility with KeyBank, which may have a material impact on our business.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly William Burns, our Chairman of the Board and Chief Executive Officer, would be detrimental to our research and development programs and to our overall business.

The loss of distribution partners who hold registrations in their territories for international sales of our products could negatively affect our projected sales.

We depend heavily on our distribution partners to sell our products. Generally our distribution partners are granted the exclusive right to sell our products in their territories, provided that they meet certain purchasing minimums. Some of our distribution partners hold registrations for our products in their territories. The loss of any one of these distribution partners holding registrations for our products in their territories could negatively affect our projected sales since no other distributor would have the necessary registrations for that territory. If we were not able to find a replacement or if we were delayed in finding a replacement, our sales would decrease until we found a replacement or obtained a registration for our products in that territory.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

We compete with other companies within the image guidance market, many of which have more capital, more extensive research and development capabilities and greater marketing and human resources than we do. Some of these image guidance competitors include Medtronic, Inc., Stryker Corporation, and BrainLab, Inc., marketed by the Depuy Acromed division of Johnson & Johnson. In the image guidance market, radiation exposure from fluoroscopy and the need for accuracy in interventional procedures are well-recognized concerns. As a result, present fluoroscope manufacturers, radiological suppliers, biopsy vendors and suppliers of minimally-invasive medical devices may be already engaged in research and product development to address these concerns or may become engaged in these areas of research and product development in the future. We expect competition to increase as technological advances are made and commercial applications broaden.

Similarly, in the anesthesia and analgesia market, our company directly competes with larger and more established companies, such as Abbott Laboratories, or Abbott, and Baxter International, or Baxter, that have more capital, more extensive research and development capabilities and greater marketing and human resources than we do.

Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical.

We are dependent upon sales outside the United States, which are subject to a number of risks.

Our future results of operation could be harmed by risks inherent in doing business in international markets, including:

•	Unforeseen changes in regulatory requirements;

•	Weaker intellectual property rights protection in some countries;

•	New export license changes in tariffs or trade restrictions;

•	Political and economic instability in our target markets; and

•	Greater difficulty in collecting receivables from product sales.

We rely upon third-party manufacturers and suppliers, which puts us at risk for supplier business interruptions.

We believe that success in our real-time image guidance product line depends in part on our ability to retain third parties to sub-assemble our products in accordance with established quality and cost standards in sufficient quantities and in a timely manner. The third-party manufacturers that we rely on most heavily for sub-assembly of our real time image guidance products are Tavtek, Inc. of Amherst, New York; Exothermic Molding, Inc. of Kenilworth, New Jersey; MicroMo Electronics, Inc., of Clearwater, Florida; and The Millenia Group, of Cheswick, Pennsylvania. We have no written agreements with these suppliers. Third-party manufacturers may not perform as we expect. If third-party manufacturers fail to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products in a timely manner could lead to customer dissatisfaction and damage our reputation, cause customers to cancel existing orders and to stop doing business with us.

The third-party manufacturers and suppliers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by ourselves, the FDA and comparable agencies in other countries. Our third-party manufacturers’ and suppliers’ failure to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain parts to sub-assemble into our real-time image guidance products on a timely basis.

We rely on a single supplier to supply a material used to make sevoflurane, which could result in our not being able to obtain sufficient quantities to meet our short-term needs.

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

We may face future product liability claims relating to the use of our products.

We are subject to potential product liability claims relating to our anesthesia and analgesia and real-time image guidance line of products. We currently maintain product liability insurance with coverage limits of $5,000,000 for each occurrence, and in the aggregate, annually. This coverage and any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance coverage or even renew it. Our insurance does not cover, and we are not aware of any suitable insurance that would cover, product liability claims for any of our products undergoing clinical trials. A successful product liability claim could have a material adverse effect on our business, results of operations and financial condition. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert the attention of management and other significant resources.

If a flaw, deficiency or contamination of any of our products is discovered, even if no damage or injury occurs, we may need to recall products, and we may be liable for costs necessary to replace recalled products. Any such recall could entail substantial costs and adversely affect our reputation, sales and financial condition. We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit costs if system parts are required to be modified or replaced.

Significant existing or additional governmental regulation could subject us to unanticipated delays and costs, which would adversely affect our revenues.

The successful implementation of our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations, applicable to our business may be enacted or promulgated and the interpretation, application or enforcement of existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements, or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications, or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, if we do not comply with existing or future laws or regulations, we could be subject to the following types of enforcement actions by the FDA and other agencies:

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

We are in the process of expanding our Bethlehem facility to provide capacity to produce in a timely manner the quantities of isoflurane, enflurane, sevoflurane and desflurane that we may be required to deliver to our sales partners. If we are not able to obtain permits and local governmental approvals or if we encounter unexpected delays in obtaining such permits or approvals, our expansion may be delayed, our sales may suffer and we may not be able to meet our contractual obligation to supply product to our sales partners.

Failure to obtain regulatory approvals for our products in the future may adversely affect our business.

Under the provisions of the United States Food, Drug and Cosmetic Act, we must obtain clearance from the FDA prior to commercial use in the United States of some of the products that we may develop.

Medical Devices

The production and marketing of our real-time image guidance products and our ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other related countries. Additionally, sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval in the United States.

Pharmaceutical Products

The production and marketing of our pharmaceutical products, including our conscious sedation system, are also subject to significant regulation by the FDA in the United States and by numerous foreign governmental authorities. Although we have satisfied these regulatory requirements for our current products in the United States and in the other countries in which we currently market our products, we will need to satisfy all governmental requirements before we can introduce sevoflurane, desflurane or any other new pharmaceutical products in the United States or extend the sale of our existing inhalation anesthetic products to additional foreign countries. We also must receive all necessary U.S. and foreign approvals and satisfy all other applicable governmental requirements before we may market our conscious sedation system. The time required to obtain any of these additional regulatory approvals is uncertain and we may not be able to obtain them in a timely manner, or at all.

Manufacturing Guidelines

Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes may have on our business, financial condition or results of operations. Failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the time required for obtaining regulatory approval is uncertain. We may encounter delays or product rejections based upon changes in FDA policies, including cGMP, during periods of product development. We may encounter similar delays in countries outside of the United States. We may not be able to obtain these regulatory acceptances on a timely basis, or at all.

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

The third party manufacturers and suppliers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. If we fail to comply with regulatory requirements, including marketing or promoting products for unapproved uses, we could be subject, among other things, to the enforcement actions discussed above under the risk factor entitled “Significant additional governmental regulation could subject us to unanticipated delays and costs, which would adversely affect our revenues.”

Some material changes to medical devices are also subject to FDA review and acceptance. Delays in receipt of, or failure to obtain, acceptances, or the loss of previously obtained acceptances, or failure to comply with existing or future U.S. or foreign regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to expand or enhance our existing product lines with new products limiting our ability to grow our company.

If we are not successful in the development and introduction of new products, our ability to grow our company will be impeded. We may not be able to identify products to enhance or expand our existing product lines. Even if we can identify potential products, our investment in research and development might be significant before we could bring the products to market. Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to successfully bring the product to market or achieve market acceptance for such product. As a result, we may never recover our expenses. Furthermore, our attention to developing, introducing and producing new products may divert resources and impede our ability to produce, market and sell our existing products.

We are subject to environmental regulations, and any failure to comply may result in substantial fines and sanctions.

Our operations are subject to United States and international environmental laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of raw materials, waste and other materials. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. Generally, the operation of an inhalant pharmaceutical manufacturing plant and the handling of specialty raw materials entail risks of failure to comply with many regulatory requirements. We believe that we are and have been operating our businesses and facilities in a manner that complies in all material respects with environmental, health and safety laws and regulations; however, we may incur material costs or liabilities if we fail to operate in full compliance. We do not maintain environmental damage insurance coverage with respect to the products which we manufacture.

We may have to make significant expenditures in the future to comply with evolving environmental, health and safety requirements, including new requirements that may be adopted or imposed. To meet changing licensing and regulatory standards, we may have to make significant additional site or operational modifications that could involve substantial expenditures or reduction or suspension of some of our operations. We cannot be certain that we have identified all environmental and health and safety matters affecting our activities and in the future our environmental, health and safety problems, and the costs to remediate them, may be materially greater than we expect.

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

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

We became public by means of a reverse merger, and as a result we are subject to the risks associated with the prior activities of the public company.

Additional risks may exist because we became public through a “reverse merger” with a shell corporation that did not have significant recent operations or assets at the time of the reverse merger, but which had operations in the past. The shell corporation, Technology Acquisition Corporation, was a development stage company from the time of its inception until the time of the merger on December 16, 2004. From time to time the shell corporation engaged in a number of businesses, including oil and gas exploration, marketing of a waste management system, and marketing of a water oxygenating system. For approximately 18 months prior to the merger, the shell corporation had no business operations. Although we performed a due diligence review of the public company, we may still be exposed to undisclosed liabilities resulting from the prior operations of our company and we could incur losses, damages or other costs as a result.

We will need to make substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment in our Annual Report on Form 10-KSB commencing with the annual report for our fiscal year ended December 31, 2007. An independent attestation to that assessment will be required for our annual report for the year ended December 31, 2008.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 12 U.S. patents and numerous foreign counterparts related to our products, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Existing U.S. patents:

Patent		Filing
Number	Title	Date	Expiration Date

5,810,841	Energy guided apparatus and method with indication of alignment	5/20/1997	5/20/2017
5,969,193	Method for the preparation of sevoflurane	8/18/1997	8/18/2017
6,036,639	Laryngoscope having low magnetic susceptibility and method of assembling	4/11/1997	4/11/2017
6,096,049	Light guiding device and method	7/27/1998	7/27/2018
6,200,274	Removable needle rule	7/7/1998	7/7/2018
6,264,618	Sampling device and method of retrieving a sample	1/28/2000	1/28/2020
6,267,502	Alignment verification device and method of using the same with a visual light beam and an x-ray	5/29/1998	5/29/2018
6,283,125	Sterile drape	11/19/1998	9/25/2018
6,444,358	Battery for powering a medical device having low magnetic susceptibility	3/10/2000	4/11/2017
6,679,267	Sterile drape for use with laser tracking system	8/31/2001	11/14/2008
6,694,169	Targeting system and method of targeting	2/22/2001	2/22/2021
6,829,500	Method and device for determining access to a subsurface target	6/15/1999	6/15/2019

Pending U.S. patent applications:

Application		Filing	Expiration Date
Number	Title	Date	Assuming Issuance

10/272,794	Drug delivery system for conscious sedation	10/17/2002	10/17/2022
10/644,500	Method for the preparation of sevoflurane	8/20/2003	8/18/2023
10/977,759	Targeting system and method of targeting	10/29/2004	10/29/2024
11/281,294	Method for the preparation of sevoflurane	11/17/2005	11/17/2025
11/281,293	Process for production of 1,2,2,2 - tetrafluoro ethyl difluoro methyl ether	11/17/2005	11/17/2025
11/098,243	Removal of carbon dioxide and carbon monoxide from patient expired gas during anesthesia	4/4/2005	4/4/2025
11/406,480	Preparation of sevoflurane with negligible water content	4/18/2006	4/18/2026

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

Our registered or unregistered trademarks or trade names, including but not limited to Sabre Sourcetm, Light Sabretm, Serenetm, Sojourntm, Terrelltm and Attanetm may be challenged, cancelled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Over the long term, if we are unable to establish a brand based on our trademarks and trade names, then we may not be able to compete effectively and our sales and revenues may suffer.

Risks Related to Our Securities

We have a concentration of stock ownership and control, and a small number of stockholders have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with yours.

Our common stock ownership is highly concentrated. As of February 15, 2007, 4,285,954 shares of Common Stock or 8.8% of outstanding were beneficial owned by Officers and Directors, while 14,174,738 shares of Common Stock or 27.0% of outstanding were beneficially owned by holders which each hold 10.0% or more. As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

Our stock price may be volatile because of factors beyond our control and you may lose all or a part of your investment.

The price of our stock has been volatile in recent years. The market price of our common stock could be subject to significant fluctuations after this offering and may decline below the offering price. Any of the following factors could affect the market price of our common stock:

•	Our failure to achieve and maintain profitability;

•	Our failure to meet financial analysts’ performance expectations;

•	Changes in earnings recommendations by financial analysts;

•	Actual or anticipated variations in our quarterly results of operations;

•	Changes in market valuations of similar companies;

•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	The loss of major customers or product or component suppliers;

•	The loss of significant partnering relationships;

•	Product liability lawsuits or product recalls; and

•	General market, political and economic conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Item 2.  Description of Property.

Our principal offices are located at 50 Cobham Drive, Orchard Park, New York, where we lease approximately 37,400 square feet of laboratory and office space. We have entered into a ten-year lease, starting in September of 2006, with the option to purchase the building after seven years for $4,260,000. The lease will require annual payments of approximately $436,000 in year one, increasing over time to approximately $486,000 in year ten.

We also own a 28,687 square-foot modern pharmaceutical manufacturing facility on four acres in Bethlehem, Pennsylvania that consists of approximately 11,500 square feet of finished office and laboratory space and approximately 17,000 square feet of manufacturing space. This property is subject to a mortgage securing our $3.5 million credit facility with KeyBank National Association, or KeyBank.

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

None.

PART II

Item 5.  Market for Common Equity And Related Stockholder Matters .

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

	High	Low

2005
March 31, 2005	7.00	3.00
June 30, 2005	4.35	2.00
September 30, 2005	3.30	1.85
December 31, 2005	2.46	1.25
2006
March 31, 2006	2.75	1.55
June 30, 2006	4.60	2.25
September 30, 2006	4.25	3.40
December 31, 2006	5.89	3.52

Holders

As of March 22, 2007, there were approximately 2,084 stockholders of record of our common stock.

Dividends

During 2005 we sold 11,260 shares of newly issued Series A convertible preferred stock at the price of $1,000 per share that paid 6% dividends. In 2006, we recognized cash dividends of $487,706 and non-cash dividends of $181,043. In 2005, we recognized cash dividends of $370,153. Our credit facility with KeyBank prohibits us from paying cash dividends other than to holders of our Series A preferred stock pursuant to the terms of our certificate of incorporation and then only if we are in compliance with the financial covenants in our credit agreement. As of December 31, 2006, all of our Series A convertible preferred stock has been converted to common stock and zero remained outstanding.

Securities authorized for issuance under equity compensation plan

As of December 31, 2006, our only equity compensation plans were our 2004 Stock Option Plan and our 2005 Directors Compensation Plan, which were previously approved by our stockholders. The following table provides information about the plans as of that date.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding	(Excluding Securities
Plan Category	Warrants and Rights(1)	Options, Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,950,051	$3.63	1,807,214

(1)	Reflects shares issuable upon exercise of options issued and issuable under the Company’s 2004 Stock Option Plan.

Purchase of shares

During the year ended December 31, 2006 we did not purchase any of our shares.

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

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this annual report on Form 10-KSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in Item 1 of this annual report on Form 10-KSB, including the following:

•	our limited operating history and business development associated with being a growth stage company;

•	our need to obtain future funding through equity or debt financings;

•	our dependence on key personnel;

•	our need to attract and retain technical and managerial personnel;

•	our ability to execute our business strategy;

•	our dependence on strategic partnerships;

•	intense competition with established leaders n the medical devices industry;

•	our reliance on third party suppliers;

•	our exposure to product liability claims resulting from the use of our products;

•	our exposure to unanticipated and uncontrollable business interruptions;

•	changes in international economic, political and regulatory conditions, interest rates and currency movements;

•	the costs and effects of complying with changes to existing laws and regulations;

•	the effect of failing to receive regulatory approval for new and existing products;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and regulation of our products;

•	our ability to successfully complete the integration of any future acquisitions;

•	our ability to project the market for our products based upon estimates and assumptions;

•	our ability to achieve and maintain adequate internal controls necessary to comply with regulations governing financial reporting;

•	our ability to protect our intellectual property and proprietary technologies;

•	costs associated with potential intellectual property infringement claims asserted by a third party; and

•	our ability to protect, and build recognition of, our trademarks and tradenames.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our results of operations and financial condition in conjunction with the audited financial statements presented in this annual report on Form 10-KSB.

Results Of Operations — Year Ended December 31, 2006 Compared To Year Ended December 31, 2005.

	Years Ended
	December 31,	December 31,
	2006	2005

Revenue	$16,340,664	$8,345,278
Cost of goods sold	10,753,482	4,828,943

Gross profit	$5,587,182	$3,516,335

Gross margin	34.2%	42.1%

Revenue

Revenue increased by $7,995,386 or 96%, to $16,340,664 for the year ended December 31, 2006 as compared to the same period in 2005. This increase reflects double digit revenue growth in both the United States and International sales areas. Sales in the United States increased to $7,061,831 for the year ended December 31, 2006, compared to $2,464,880 in 2005. This represented a $4,596,951, or 187%, increase from the prior year. International sales grew to $9,278,833 for the year ended December 31, 2006, from $5,880,398 in 2005, a $3,398,435 increase, or 58%.

Our anesthesia and analgesia product line generated over 99% of our revenue for the years ended December 31, 2006 and 2005. The difference was accounted for in our sales of real-time image guidance. The largest growth between the two periods was experienced by sevoflurane; sevoflurane sales in 2006 were $10.5 million, an increase of $9.4 million over sevoflurane sales in 2005. This growth was due to obtaining approvals for sevoflurane in five countries during 2006 and increased sales of sevoflurane as an active pharmaceutical ingredient.

Sales to Original Equipment Manufacturers, or OEMs, which are included in United States sales, increased by $313,373, or 33%, from $943,309 for the year ended December 31, 2005 to 1,256,682 for the year ended December 31, 2006 due to the availability of sevoflurane. Sales to our primary North American distributor increased by $4,604,051 from $762,498 in 2005 to $5,366,549 for the year ended December 31, 2006.

Gross Profit

Gross profit improved by $2,070,847, or 58.9%, from 3,516,335 for the year ended December 31, 2005 to $5,587,182 for the year ended December 31, 2006. This was primarily driven by an increase in revenue, offset by a reduction in margins. Gross profit as a percentage of revenue (or gross margin) decreased from 42.1% for the year ended December 31, 2005 to 34.2% for the year ended December 31, 2006. Gross Margin experienced what we believe will be a temporary decline in 2006 as we experienced shutdowns related to the expansion of our anesthesia and analgesia plant capacity combined with low margins experienced in the ramp up of sevoflurane manufacturing. We believe that these margins will improve and exceed historical levels as our plant capacity expansion is finished (reducing shutdowns) and sevoflurane is produced in its new manufacturing line (increasing productivity).

	Years Ended
	December 31,	December 31,
	2006	2005

Operating expenses:
Sales and marketing	$5,073,919	$1,759,773
Research and development	2,916,007	1,804,162
Finance and administrative	4,636,088	2,754,548

Total operating expenses	$12,625,994	$6,318,483

Sales & Marketing

Sales and marketing expense increased by $3,314,146, or 188%, to $5,073,919 for the year ended December 31, 2006 as compared to the year ended December 31, 2005. As a percentage of revenue, sales and marketing expenses increased from 21% of revenue during 2005 to 31% of revenue during 2006. This growth in sales and marketing expenses was driven by the expansion of our sales organization both domestically and internationally to accommodate anticipated expanded product launches in future periods. Growth in the field sales organization resulted in an increase in sales and marketing wages, employer taxes and health benefits of $1,481,000. Expenses related to auto, travel and entertainment for sales and marketing increased by $717,000 year-over-year, reflecting the increase in sales organization employees. Other increases between the two years include an increase of $568,000 in commissions and incentives due to an increase in sales and an increase of $160,000 in marketing and tradeshows expenses in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Expensing employee options resulted in an increase of $267,000 non-cash expense for the year ended December 31, 2006 when compared to the same 2005. We believe that as a percentage of revenue our sales and marketing expenses will decline in future periods.

Research & Development

Research and development expenses for the year ended December 31, 2006 increased by $1,111,845, or 62%, to $2,916,007 from $1,804,162 in 2005. As a percentage of revenue, these expenses decreased from 22% for the year ended December 31, 2005 to 18% for 2006. The increase between the two years was due to an expansion of our research and development efforts related to our anesthesia & analgesia, real-time image guidance, and conscious sedation projects. Growth in research and development personnel expenses of approximately $486,000 was due primarily to the increase of staff working on our development projects. Expensing of employee options granted to research and development employees resulted in an increase in operating expenses of $108,000 in the year ended December 31 2006 as compared to 2005.

Finance & Administration

Finance and administration expenses increased by $1,881,520 or 68%, to $4,636,068 for the year ended December 31, 2006 from $2,754,548 in 2005. The largest part of the increase, $477,000, between years was driven by the increase in employment costs driven by changes in and hiring of additional employees (including severance expenses). Loan fees increased $173,000, insurance and taxes increased $174,000, and rent increased $128,000 in 2006 as compared to 2005. Expensing of options granted to finance and administration employees resulted in an increase in operating expenses of $284,000 for the year ended December 31, 2006 as compared to 2005.

	Years Ended
	December 31,	December 31,
	2006	2005

Non-operating (income) expense:
Interest expense — stockholders and affiliates	$—	$(2,014,802)
Interest expense — bank and other	(155,473)	(267,279)
Interest income	641,710	—
Net loss on disposal of fixed assets	(50,604)	—

Total non-operating (income) expense	$435,633	$(2,284,081)

Interest Expense — stockholders and affiliates

During 2005 we recognized $2,014,802 in non-cash interest attributed to beneficial conversion features on debt and warrants connected with debt instruments

Interest Expense — bank and other

Cash interest expense decreased by 111,806, or 42%, from $267,279 in the year ended December 31, 2005 to $155,473 in 2006. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter of 2006 through our public offering of our stock. The cash interest expense in the year ended December 31, 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit was repaid in the second quarter of 2006.

Interest Income

As a result of the successful fundraising in the second quarter of 2006 through a public offering of our stock, we had cash and cash equivalents of $4,664,223 and investments of $7,249,048 at December 31, 2006. Through cash management, this has resulted in interest income of $641,710 in 2006. We expect interest income in 2007 will be reduced as we continue to use the proceeds of our 2006 offering to fund the expansion of our anesthesia and analgesia facility and to fund the anticipated growth in working capital requirements.

	Years Ended
	December 31,	December 31,
	2006	2005

Net Loss	$(6,603,179)	$(5,084,229)
Less preferred stock dividends — cash	(485,801)	(370,153)
Less preferred stock dividends — non cash	(182,948)	(6,598,549)
Net loss available to common stockholders	$(7,271,928)	$(12,052,931)

Net loss per share, basic and diluted	$(0.20)	$(0.42)

Weighted average common shares outstanding, basic and diluted	36,639,348	28,519,125

Dividends

Dividends payable for the year ended December 31, 2006 were $668,749, $485,801 of which were paid in cash and $182,948 of which were satisfied through the issuance of common stock to the holders of our Series A convertible preferable stock. In 2005, dividends payable for the year were $370,153, all of which were paid in cash. In 2006, we satisfied the dividends payable at the end of the first quarter through the issuance of common stock because our credit agreement with KeyBank restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A convertible preferred stock required a 15% premium to the dividend payment, when paid in stock. Our Series A convertible preferred stock has since been converted to common stock and none remains outstanding. As a result, no dividends are expected in 2007.

Net loss available to common stockholders

The Net Loss for the year ended December 31, 2006 was $(7,271,928), a reduction of $4,781,003, or 40%, from the net loss of $(12,052,931) for the year ended December 31, 2005. The reduction in Net Loss was primarily caused by the reduction of imputed interest expense, partially offset by the increase in our operating losses between the two periods.

Liquidity and Capital

As of December 31, 2006, we had current assets of approximately $28 million, including cash and equivalents of $4,664,233, investments of $7,249,048 and current liabilities of approximately $2 million.

Net cash used by operating activities increased by $5,498,166, or 58%, to approximately $15.0 million in the year ended December 31, 2006, from $9,523,154 in 2005. The primary uses of operating cash flow were expenses related to sales and marketing and research and development, and to fund growth in accounts receivables and inventory balances. The growth in our inventory balances is due to sales growth in 2006 and expected sales growth in 2007. The growth in our accounts receivable balance is due to the longer terms on initial orders that are required by a number of our international distributors combined with the launch of sevoflurane in a number of markets. In addition we utilized approximately $2.5 million to pay down trade payables as a result of our equity funding in 2006.

Net cash used by investing activities for the year ended December 31, 2006 increased by $12,527,580 to approximately $13.0 million from $.5 million for the same period in 2005. The primary uses of cash for investing activities were the net investment of $7.0 million of short term investments and the purchase of $5.5 million of property, plant, and equipment. The investment in property, plant and equipment are primarily related to the expansion of our anesthesia and analgesia manufacturing facility.

Net cash provided by financing activities increased by $21.3 million, or 200%, to $32.0 million for the year ended December 31, 2006 from $10.7 million for the year ended December 31, 2005. This increase was primarily attributable to proceeds of $34.5 million from the sale of 11.5 million shares of our common stock which occurred during the second quarter of 2006. These shares were sold through an underwritten public offering, at a per share price to the public of $3.25. This compares to proceeds of $9.5 million from the sale of our Series A convertible preferred stock in 2005. In the year ended December 31, 2005 funds were also obtained through a $2.5 million bridge loan. In the year ended December 31, 2006 the outstanding balance of our line of credit with KeyBank was reduced by $2.7 million to zero, though the line remains outstanding and available for use should we elect to do so..

We believe we have adequate liquidity and capital resources to fund any potential operating losses for the next twelve months and believe that credit will be available to us to fund growth in working capital

We continue to expend significant capital in order to expand our anesthesia and analgesia market share, develop our real-time image guidance product markets and conscious sedation system, expand our global distribution networks, and complete the expansion of our Bethlehem facility. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core anesthesia and analgesia business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness.

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

Allowance for Doubtful Accounts

When deemed appropriate, we reserve against doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use its judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy monthly, based on current risks, trends and changes in industry conditions. There was no allowance for doubtful accounts as of December 31, 2006 and December 31, 2005. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Inventory Valuation

Inventory is stated at the lower of cost (using the first-in, first-out accounting method) or market. A reserve for slow moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. At this time, we believe that there is no need for a reserve for slow moving and obsolete inventory as of December 31, 2006 and December 31, 2005

Property, Equipment and Depreciation

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

Patents

Patents and patent acquisition costs are recorded at cost and amortized over their remaining useful life, not to exceed the legal life. There has been minimal amortization expense relating to these patents during the periods presented. The Company will determine the future amortization of patents not placed in service based on their in service date and remaining useful life.

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

At December 31, 2006, we had net operating loss carry forwards, or NOL’s, of approximately $33,086,000, as compared to $26,950,000 at December 31, 2005, and research and development tax credits of approximately $390,000, as compared to $269,000 at December 31, 2005, which begin to expire in the year 2011 through 2026. Due to the uncertainty as to our ability to generate sufficient taxable income in the future to utilize the NOL’s and tax credits before they expire, we have recorded a valuation allowance to reduce the gross deferred tax assets to zero. We will continue to evaluate our ability to generate taxable income to determine if an adjustment to the valuation allowance should be made. This will be based upon, among other things, historical and projected profitability levels.

Revenue Recognition

We recognize revenue from product sales when the goods are shipped to the customer, resulting in the transfer of title and risk of loss.

Research and Development Costs

All costs related to research and development is expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. The Company has not restated its financial statements for prior periods. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards. During the year ended December 31, 2006, we recognized compensation costs of approximately $840,000 related to options granted. In determining the value of the options granted, utilizing the Black Scholes pricing model, we must make estimates of, among other things, expected term and volatility, both of which could vary from actual results.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 by the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. The pronouncement is effective as of the Company’s first quarter of fiscal 2009. The Company does not expect the impact of the adoption of SFAS 157 to be material.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Item 7.  Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	31
Consolidated Financial Statements:
Balance Sheets	32
Statements of Operations	33
Statement of Changes in Stockholders’ Equity	34
Statements of Cash Flows	35
Notes to the Consolidated Financial Statements	36-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Minrad International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Minrad International, Inc. and Subsidiaries (“Minrad”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minrad as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 9 to the consolidated financial statements, Minrad changed its method of accounting for share based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 29, 2007

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,664,233	$669,567
Investments	7,249,048	—
Interest receivable	86,635	—
Accounts receivable	10,472,774	3,459,275
Inventories	4,359,573	3,860,442
Prepaid expenses and other current assets	1,476,809	961,484

Total current assets	28,309,072	8,950,768

Property and equipment:
Machinery and equipment	2,420,229	1,379,657
Computer equipment and software	571,020	220,790
Furniture and fixtures	661,677	22,641
Leasehold improvements	385,036	—
Construction in progress	4,176,643	295,153

	8,214,605	1,918,241
Less accumulated depreciation	1,233,622	849,333

Net property and equipment	6,980,983	1,068,908
Other assets	439,390	163,732

	$35,729,445	$10,183,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand note payable	$—	$2,720,000
Accounts payable	965,276	2,541,838
Accrued expenses	1,261,614	405,388
Dividends payable	—	170,329

Total current liabilities	2,226,890	5,837,555

Commitments and contingencies (See Note 13)	—	—

Stockholders’ equity:
Series A convertible preferred stock	—	2,800
Common stock	470,483	290,585
Additional paid in capital	76,513,393	40,261,861
Accumulated deficit	(43,481,321)	(36,209,393)

Total stockholders’ equity	33,502,555	4,345,853

	$35,729,445	$10,183,408

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2006	2005
Revenue	$16,340,664	$8,345,278
Cost of goods sold	10,753,482	4,828,943

Gross margin	5,587,182	3,516,335
Operating expenses:
Sales and marketing	5,073,919	1,759,773
Research and development	2,916,007	1,804,162
Finance and administrative	4,636,068	2,754,548

Total operating expenses	12,625,994	6,318,483

Operating loss	(7,038,812)	(2,802,148)
Non-operating income (expenses):
Interest expense:
Stockholders and affiliates	—	(2,014,802)
Bank and other	(155,473)	(267,279)
Interest income	641,710	—
Loss on disposal of property and equipment	(50,604)	—

Total non-operating income (expenses)	435,633	(2,282,081)

Net loss	(6,603,179)	(5,084,229)
Less preferred stock dividends:
Cash dividends	(485,801)	(370,153)
Non cash dividends	(182,948)	(6,598,549)

Net loss available for common stockholders	$(7,271,928)	$(12,052,931)

Net loss per share, basic and diluted	$(0.20)	$(.42)

Weighted average common shares outstanding, basic and diluted	36,639,348	28,519,125

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	—	$—	28,019,153	$280,192	$20,512,202	$(24,156,462)	$(3,364,068)
Sale of common stock; net of costs	—	—	868,241	8,682	1,426,500	—	1,435,182
Sale of preferred stock; net of costs	11,260	2,815	—	—	9,460,284	—	9,463,099
Conversion of preferred stock and accrued dividends to common stock	(60)	(15)	30,163	302	38	—	325
Stock options exercised	—	—	140,874	1,409	237,527	—	238,936
Stock based compensation on options extended	—	—	—	—	121,050	—	121,050
Warrants issued with demand notes	—	—	—	—	925,188	—	925,188
Warrants issued to related party for debt guarantee	—	—	—	—	980,523	—	980,523
Preferred dividends:
Cash dividends	—	—	—	—	—	(370,153)	(370,153)
Amortization of beneficial conversion feature	—	—	—	—	6,598,549	(6,598,549)	—
Net loss	—	—	—	—	—	(5,084,229)	(5,084,229)

Balance at December 31, 2005	11,200	$2,800	29,058,431	$290,585	$40,261,861	$(36,209,393)	$4,345,853

Sale of common stock, net of costs	—	—	11,500,000	115,000	34,396,596	—	34,511,596
Conversion of preferred stock and accrued dividends to common stock	(11,200)	(2,800)	5,677,666	56,777	128,971	—	182,948
Preferred stock dividends	—	—	—	—	—	(668,749)	(668,749)
Stock warrants exercised	—	—	564,213	5,642	469,358	—	475,000
Stock options exercised	—	—	247,930	2,479	415,443	—	417,922
Stock based compensation	—	—	—	—	841,164	—	841,164
Net loss	—	—	—	—	—	(6,603,179)	(6,603,179)

Balance at December 31, 2006	—	$—	47,048,240	$470,483	$76,513,393	$(43,481,321)	$33,502,555

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(6,603,179)	$(5,084,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	590,201	186,708
Stock based compensation on options extended and granted to non-employees	841,164	121,050
Loss on disposal of property and equipment	50,604	—
Amortization of bond discount	(42,666)	—
Decrease in allowance for doubtful accounts	—	(317,000)
Amortization of note discount	—	925,188
Warrants issued for guarantee	—	980,523
Increase in assets:
Accounts receivable	(7,013,499)	(2,536,047)
Interest receivable	(86,635)	—
Inventories	(499,131)	(2,790,877)
Prepaid expenses	(664,349)	(327,910)
Increase (decrease) in liabilities:
Accounts payable	(2,450,056)	(261,136)
Accrued expenses	856,226	(419,424)

Net cash used by operating activities	(15,021,320)	(9,523,154)
Cash flows from investing activities:
Purchases of investments	(12,423,980)	—
Sales of investments	5,217,598	—
Purchases of property and equipment	(5,496,805)	(375,795)
Acquisition of other assets	(309,213)	(107,025)

Net cash used by investing activities	(13,012,400)	(482,820)
Cash flows from financing activities:
Borrowings under demand notes payable, net of costs	400,000	5,054,476
Repayments under demand notes payable	(3,120,000)	(2,971,125)
Proceeds from warrants exercised	475,000	—
Proceeds from sale of common stock, net of costs	34,511,596	435,182
Preferred cash dividends	(656,132)	(199,499)
Proceeds from options exercised	417,922	238,936
Principal payments on long-term debt	—	(1,022,309)
Net repayments to affiliates	—	(374,740)
Net decrease in other assets	—	48,591
Proceeds from sale of preferred stock, net of costs	—	9,463,099

Net cash provided by financing activities	32,028,386	10,672,611

Net increase in cash and cash equivalents	3,994,666	666,637
Cash and cash equivalents — beginning of period	669,567	2,930

Cash and cash equivalents — end of period	$4,664,233	$669,567

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — NATURE OF BUSINESS

Basis of Presentation — Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad, Inc., and Minrad EU (collectively, the Company), that are consolidated for financial reporting purposes. All intercompany transactions have been eliminated in consolidation.

Our business was organized in 1994 as a Delaware corporation under the name Minrad Inc. On December 16, 2004, Minrad International, Inc., formerly known as Technology Acquisition Corporation, (TAC) acquired Minrad Inc. through a reverse merger of a wholly owned subsidiary into Minrad Inc. As a result of the merger with TAC, the consolidated Company adopted the fiscal year end of Minrad Inc., which was September 30. Subsequently, the Company changed its year end to December 31. On April 25, 2005, Minrad International, Inc., formerly a Nevada corporation, reincorporated under the laws of the State of Delaware.

Business Description — The Company is an interventional pain management company with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. The Company’s products are sold throughout the world, primarily in North America, Europe, Asia and Latin America. The anesthesia and analgesia business currently manufactures and sells generic inhalation anesthetics that are used for human and veterinary surgical procedures. Approximately 99% of the Company’s revenue for all periods presented were generated by the sale of inhalation anesthetics. The Company manufactures patented real-time image guidance technologies that facilitate minimally invasive surgery. We launched the SabreSourceTM system, our second-generation real-time image guidance system product in the year ended December 31, 2006. The SabreSourceTM system and the accompanying Light SabreTM disposable products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. They enable improved accuracy and reduced radiation in interventional procedures and support the transfer of these procedures to the outpatient setting. The Company is in the process of developing a drug / drug delivery system for the use of halogenated ethers as inhalation analgesics for conscious sedation.

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

Investments — All short-term investments as of December 31, 2006 are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Fair value is based on quoted market prices as of the end of the reporting period. Cost basis on certain investments are adjusted for the amortization of any purchase discounts or premiums. As of December 31, 2006, there were no unrealized gains or losses since cost approximates fair value. Realized gains and losses and investment income are included in net income (loss) as incurred. During the year ended December 31, 2006, net realized gains and losses were minimal.

Accounts Receivable — The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a monthly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. The Company has concluded that there is no need for an allowance for doubtful accounts at December 31, 2006 and 2005. The majority of North American sales have been made to one large distributor. International sales have been concentrated among approximately 40 major distributors. Although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Sale of Certain Accounts Receivable — The Company had a factoring line available with a financial institution (the Purchaser) that enabled the Company to sell selected accounts receivable invoices to the Purchaser

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

with full recourse against the Company. The Company reflected the factoring transactions as a sale of assets and established an accounts receivable from the Purchaser for the amount to be paid to the Company by the Purchaser upon collection from the customer, the retained amount, less the costs of the transaction and less any anticipated future loss in the value of the retained asset.

As of December 31, 2005, the Company settled all outstanding balances relating to the factoring agreement and terminated the arrangement. During the year ended December 31, 2005, prior to the termination of the arrangement, the Company sold approximately $4.0 million of its accounts receivable to the Purchaser.

There were no gains or losses on the sale of the accounts receivable because all were eventually collected. The cost associated with the sales totaled approximately $171,000 for the year ending December 31, 2005. These fees were classified on the income statement as interest expense. Late charges were minimal and are included in the above fees.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The Company concluded that there is no need for a reserve for slow moving and obsolete inventory at December 31, 2006 and 2005.

Property and Equipment — Property and equipment are recorded at cost. All depreciable assets that require a period of time to prepare for their intended use are classified as contracts in progress until placed in service. If material, interest is capitalized during this period. There was approximately $18,000 of interest capitalized during the year ended December 31, 2006. There was no interest capitalized during the year ended December 31, 2005. Depreciation is recognized on the straight-line method over the estimated useful lives of the Company’s assets, which range from three to ten years. Depreciation expense amounted to approximately $408,000 for the year ended December 31, 2006 ($175,000 for the year ended December 31, 2005). The Company recognizes the gain or loss for disposal of property and equipment in the year of disposition. During the year ended December 31, 2006, the loss on property and equipment disposal amounted to $50,604 ($0 for the year ended December 31, 2005). Maintenance and repairs are charged to operations as incurred and renewals and betterments are capitalized.

The Company owns land and a manufacturing facility in Bethlehem, Pennsylvania, which it acquired in a business combination during the year ended September 30, 2001. The facility, as well as related machinery and equipment, are used in the Company’s anesthesia and analgesia business. At the date of acquisition, the fair value of the assets exceeded the consideration paid. Accordingly, in accordance with SFAS 141 “Business Combinations,” there was no value assigned to these assets at the date of acquisition and have a zero recorded value at December 31, 2006 and 2005.

Patents — Patent acquisition and application costs are recorded at cost and amortized over their remaining useful life, not to exceed their legal life beginning with the date the asset is placed in service. As of December 31, 2006, there has been minimal amortization and there is minimal future amortization on patents currently placed in service. The Company will determine the future amortization on patents not placed in service based on their in service date and remaining useful life. Patents are evaluated for recoverability if circumstances indicate that the carrying value may not be recoverable.

Income Taxes — The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The standard requires the asset and liability method of accounting for income taxes and the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not, as well as future tax obligations attributed to taxable temporary differences.

Revenue Recognition — The Company recognizes revenue from product sales when the goods are shipped to the customer, resulting in the transfer of title and risk of loss.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Research and Development Costs — All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Advertising — The Company expenses advertising as incurred. These amounts were not significant for the periods presented.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. The Company has not restated its financial statements for prior periods. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Earnings Per Share — Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted number of common shares outstanding (denominator) for the period. Diluted earnings per share assumes the exercise or conversion of all dilutive securities. Diluted loss per share does not differ from basic loss per share for all periods presented because inclusion of potential common shares would be anti-dilutive.

For the year ended December 31, 2006, the Company had 36,639,348 weighted average shares of its common stock outstanding (compared to 28,519,125 at December 31, 2005). If the Company had generated earnings during the year ended December 31, 2006, approximately 4,994,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 7,874,000 for the year ended December 31, 2005). These additional shares represent the assumed conversion of Series A Preferred and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Recent Accounting Pronouncements — In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 by the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but does not expect implementation to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. The pronouncement is effective as of the Company’s first quarter of fiscal 2008. The Company does not expect the impact of the adoption of SFAS 157 to be material.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Accounting Estimates — The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Segment Reporting — In applying the provisions of SFAS 131 “Segment Reporting,” management has determined that the Company is organized, managed and internally reported as one business segment (see Note 16).

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, investments, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its demand note payable, the fair value approximates its carrying amount.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

Many of the raw materials used in the anesthesia and analgesia business are readily available from multiple vendors. However, the main raw material of a significant anesthesia product is currently only available from one vendor. Purchases from this supplier represented approximately 78% of anesthetic raw material purchases of during the year ended December 31, 2006 (33% in the year ended December 31, 2005). Interruption in the supply of raw materials could adversely affect our ability to supply finished products in the short-term.

NOTE 3. — INVESTMENTS

Investments at December 31, 2006 are comprised of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Government securities	$2,871,690	$—	$—	$2,871,690
Corporate bonds — fixed rate	2,658,888	—	—	2,658,888
Certificates of deposit and other	1,718,470	—	—	1,718,470

Total available for sale securities	$7,249,048	$—	$—	$7,249,048

NOTE 4. — INVENTORIES

Inventories consist of the following at December 31:

	2006	2005
Raw materials	$1,178,350	$1,196,893
Work-in-progress	2,028,026	1,420,495
Finished goods	1,153,197	1,243,054

	$4,359,573	$3,860,442

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 5. — OTHER ASSETS

Other assets consist of the following at December 31:

	2006	2005
Patent application costs	$282,596	$141,232
Long-term deposits and other	156,794	22,500

	$439,390	$163,732

NOTE 6. — DEMAND NOTES PAYABLE

Bank

The Company has a bank line of credit that was established in December 2005 with a one-year term and charges interest based on the bank’s prime rate (8.25 % at December 31, 2006), plus 2%. Interest on the unused line accrues at .05%. The line is secured by essentially all of the assets of the Company. The line provides for maximum borrowings of up to $3,500,000 or, if less, an amount equal to approximately 35% of eligible inventory, plus 60% of eligible receivables plus $1,000,000. The borrowing base is subject to minimum liquidity of $1,000,000 in cash, including amounts available under the line. The Company may also borrow under the line of credit up to $250,000 for standby letters of credit. On December 6, 2006, the agreement was amended to extend the maturity of the line to April 30, 2007. There was no outstanding balance on the demand note as of December 31, 2006 ($2,720,000 as of December 31, 2005). The Company was required to meet a $1,000,000 liquidity covenant which the Company was in compliance as of December 31, 2006.

Stockholders and Affiliates

In February 2005, the Company issued to existing stockholders, (1) convertible promissory notes with an aggregate principal amount of $2,500,000 million which bore interest at 6% and matured in October 2005; and (2) warrants to purchase, at any time prior to January 30, 2007, an aggregate of 375,000 shares of the Company’s common stock at $1.75 per share. These warrants were valued at $925,188 using the Black Scholes Option Pricing Model, which was recorded as a note discount and was amortized into interest expense during the year ended December 31, 2005. On October 7, 2005, the Company satisfied the $2,500,000 demand notes including accrued interest of $97,151. At the direction of a stockholder, the Company applied $1,000,000 of the repayment of principal of the demand notes as consideration for the purchase of 571,249 shares of common stock at $1.75 per share.

NOTE 7. — INCOME TAXES

The deferred tax asset consists of the following components at December 31:

	2006	2005
Federal net operating loss carryforward	$12,979,000	$10,780,000
Stock warrant and option expense	453,000	440,000
Research and development credit carryforward	390,000	269,000
Unrealized loss on investments	40,000	240,000
Other temporary differences	(5,000)	68,000

	13,857,000	11,797,000
Less valuation allowance	13,857,000	11,797,000

Net deferred tax asset	$—	$—

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

At December 31, 2006, the Company had operating loss carry forwards (NOLs) of approximately $33,086,000 ($26,950,000 at December 31, 2005), and research and development tax credits of approximately $390,000 ($269,000 at December 31, 2005) which will expire in the years 2011 through 2026. The utilization of the NOL and tax credit carryforwards may be limited as a result of ownership changes that have occurred. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax assets to zero. A portion of the net operating loss carryforward, amounting to approximately $406,616, relates to tax deductions for options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	Years Ended
	December 31,	December 31,
	2006	2005
Statutory United States federal rate	(34)%	(34)%
State income taxes net of federal benefit	(6)	(6)
Stock option expense	4	—
Other	4	—
Change in valuation reserves	32	40

Effective tax rate	—%	—%

NOTE 8. — STOCKHOLDERS’ EQUITY

The numbers of shares authorized for all classes of stock are as follows at December 31:

	2006	2005
Common, voting, $.01 par value	100,000,000	100,000,000
Series A Convertible Preferred	5,000,000	5,000,000

Total	105,000,000	105,000,000

Series A Convertible Preferred Stock — The Company has 5,000,000 shares of preferred stock, par value $0.25, authorized. During the year ended December 31, 2005, the Company sold 11,260 shares of newly issued Series A Convertible Preferred Stock at the price of $1,000 per share for net proceeds of $9,463,099 after cash fees. Each share is immediately convertible into 500 shares of common stock at the option of the holder, and will become convertible at the option of the Company if the Company’s common stock reaches an average closing price of $5.00 per share with average volume of 50,000 shares traded per day over 20 consecutive days.

In connection with the sale, the Company granted to the investors warrants to purchase 2,815,000 shares of common stock at an exercise price of $3.85 per share. The warrants vested immediately and expire in June 2008. The above-described warrants were valued at $1,901,658 using the Black-Scholes pricing model. Also in connection with the financing, the Company issued, as placement agent fees, warrants to purchase 563,000 shares of common stock at an exercise price of $2.00 per share. Those warrants vested immediately and expire in June 2012. The warrants issued as placement agent fees were valued at $1,034,662 using the Black Scholes Option Pricing Model. The conversion price of the Series A Preferred Stock was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $6,598,549. This beneficial conversion feature was immediately recognized as additional non-cash dividends during the year ended December 31, 2005.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Dividends of 6% on the preferred shares are cumulative, accrue daily, and are payable quarterly in cash, or at the option of the Company, in common stock. The Company declared dividends of $668,749 during the year ended December 31, 2006 ($370,153 for the year ended December 31, 2005). For the three-month period ended March 31, 2006, the Company chose to satisfy the dividends payable in the amount of $181,043, through the issuance of common stock because the credit agreement governing the bank demand note payable restricted the payment of cash dividends since the Company was in violation of certain financial covenants contained in the agreement. When the Company chose to pay the dividends on the Series A Preferred in common stock, the terms of the Company’s Certificate of Designations, Preferences, and Rights for the Series A Preferred requires the payment of a 15% premium. The Company issued 76,713 shares of common stock at $2.36 per share in consideration of the dividends payable at March 31, 2006.

During the year ended December 31, 2005, the holders of Series A Preferred Stock converted 60 shares and accrued dividends of $325 into 30,163 shares of common stock. During the year ended December 31, 2006, the holders of the remaining Series A Preferred Stock converted 11,200 shares and accrued dividends of $1,905 into 5,600,953 shares of common stock.

Stock Transactions — Year Ended December 31, 2006: During the year ended December 31, 2006, the Company had a public offering that was underwritten by Oppenheimer & Co. Inc., KeyBanc Capital Markets, and Maxim Group LLC. An initial 10,000,000 shares were sold on May 30, 2006 and an additional 15% or 1,500,000 shares of common stock were sold on June 12, 2006. The entire 11,500,000 shares of the Company’s stock were sold at the price of $3.25 per share with net proceeds of $34,511,596.

The Company raised $475,000 through the issuance of 475,000 shares of common stock to a related party upon the exercise of warrants at a weighted average exercise price of $1.00. Additionally, 120,000 warrants were exercised on a cashless basis resulting in the issuance of 89,213 shares of common stock.

During the year ended December 31, 2006, the Company raised $417,922 through the issuance of 247,930 shares of common stock to employees upon the exercise of options at a weighted average price of $1.69 per share.

Stock Transactions — Year Ended December 31, 2005: The Company raised $1,435,182, net of cash fees, through the issuance of 868,241 shares of common stock; $9,463,099, net of cash fees, through the issuance of 11,260 shares of Series A Convertible Preferred Stock; and an additional $238,936 through the issuance of 140,874 shares of common stock to employees upon the exercise of options at a weighted average price of $1.70 per share. Also, during the year ended December 31, 2005, non-cash compensation expense of $121,050 was recognized in accordance with APB Opinion No. 25 with the modification of terms of options outstanding to seven non-executive employees.

Stock Warrants — Upon issuance, the stock warrants are valued using the Black Scholes Option Pricing Model, using an expected dividend rate of zero, a stock volatility of 34%, the contractual term of the warrant as the expected life and the risk-free interest rate in effect of the time of grant for the term. The following is a summary of the warrant activity:

	Number	Weighted
	of Waroants	Average
	Outstanding	Exercise Price
Outstanding at December 31, 2004	4,843,221	$1.06

Granted — Year ended December 31, 2005	4,085,171	$3.16

Outstanding at December 31, 2005	8,928,392	$2.02

Exercised — Year ended December 31, 2006	(595,000)	$1.01

Outstanding at December 31, 2006	8,333,392	$2.09

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table summarizes the status of the Company’s outstanding warrants, all of which are considered exercisable as of December 31, 2006:

				Weighted
				Average
Exercise Price		Number of	Weighted	Remaining
Range		Warrants	Average Price	Life (Years)
$0.75	$1.00	2,860,000	$0.97	1.8

$1.01	$1.50	1,657,195	$1.17	3.7

$1.51	$2.00	1,001,197	$1.88	4.5

$3.01	$4.00	2,815,000	$3.85	1.5

Total		8,333,392

NOTE 9. — STOCK OPTIONS

The Company has adopted an incentive stock option plan, which authorizes the grant of up to 7,120,500 options to officers and other employees. Grants under this plan can be classified as either incentive stock options (“ISO’s”) or nonqualified options and are made at an exercise price of not less than 110% of the market value of common stock on the date of grant. The options may be exercised in specified increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated. As of December 31, 2006, 1,766,645 options remain issuable under this plan.

For the year ended December 31, 2006, the Company recorded compensation costs for options granted under the plan amounting to $841,164, of which $528,324 was for service based option grants and $312,840 was for performance based option grants. The impact of this expense was to increase basic and diluted net loss per share from $0.18 to $0.20 for the year ended December 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from investing or financing activities. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. As a result, for the year ended December 31, 2006, there was no income tax expense impact from recording the fair value of options granted or for the intrinsic value of options exercised. No tax deduction is allowed for ISO’s. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

During the year ended December 31, 2006, the Company granted 1,525,000 performance based options. These options vest if certain milestone thresholds are met. Management has determined the probability of achieving these performance thresholds by the deadline of September 30, 2007. The Company recognizes expense over the requisite service period for the options that are expected to vest. The requisite service period represents the period from the date of grant through the date vesting is expected. Vesting occurs immediately after the milestone is achieved and has a two year life from that date. Management will reevaluate the probability and requisite service period on a quarterly basis. One of the individual milestones was achieved during the year ended December 31, 2006 resulting in 141,125 options vesting immediately.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculations for both the service and performance based options:

Service Based Options

	Years Ended
	December 31,	December 31,
	2006	2005
Expected dividend yield	—%	—%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.8%	4.0%
Expected life of options	4.9 Years	6.5 Years

Performance Based Options

	Years Ended
	December 31,	December 31,
	2006	2005
Expected dividend yield	—%	N/A
Expected stock price volatility	34%	N/A
Risk-free interest rate	4.8%	N/A
Expected life of options	3.0 Years	N/A

The Company’s expected volatility is based on a combination of the historical volatility of the Company’s stock and volatility percentages used by comparative companies. The expected life of options used was based on the contractual life of the option granted. The risk-free rate is derived from the U.S. Treasury Constant maturity rate at the date of grant based on the expected life of the option. The Company also estimated a forfeiture rate based on actual historical forfeitures.

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

Service Based Options

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Subject	Exercise	Remaining	Intrinsic
	to Options	Price	Life (Years)	Value
Outstanding as of December 31, 2005	2,906,808	$2.04

Granted to employees - Year ended December 31, 2006	1,433,000	$3.80

Forfeited - Year ended December 31, 2006	(621,827)	$3.82

Exercised - Year ended December 31, 2006	(247,930)	$1.69

Outstanding as of December 31, 2006	3,470,051	$2.47	4.05	$10,365,207

Exercisable as of December 31, 2006	2,008,341	$1.62	3.70	$7,712,970

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Performance Based Options

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Subject	Exercise	Remaining	Intrinsic
	to Options	Price	Life (Years)	Value
Outstanding as of December 31, 2005	—	$—

Granted to employees — Year ended December 31, 2006	1,525,000	$4.25

Forfeited — Year ended December 31, 2006	(45,000)	$4.25

Exercised — Year ended December 31, 2006	—	$—

Outstanding as of December 31, 2006	1,480,000	$4.25	2.62	$1,790,800

Exercisable as of December 31, 2006	141,125	$4.25	1.75	$170,761

The weighted-average grant date fair value of options granted to employees during the year ended December 31, 2006 was $1.24 for service based options and $0.95 for performance based options ($1.37 and $0 during the year ended December 31, 2005). The total intrinsic value of options exercised during the year ended December 31, 2006 was $499,751 ($150,608 during the year ended December 31, 2005).

The following table summarizes the status of the Company’s aggregate non-vested stock options granted under the incentive stock option plan:

Service Based Options

	Number of	Weighted-Average
	Non-vested Shares	Grant-Date
	Subject to Options	Fair Value
Non-vested as of December 31, 2005	1,683,910	$0.70

Non-vested granted — year ended December 31, 2006	1,433,000	$1.24

Vested — year ended December 31, 2006	(1,126,033)	$0.49

Forfeited — year ended December 31, 2006	(529,167)	$1.54

Non-vested as of December 31, 2006	1,461,710	$1.20

Performance Based Options

	Number of	Weighted-Average
	Non-vested Shares	Grant-Date
	Subject to Options	Fair Value
Non-vested as of December 31, 2005	—	$—

Non-vested granted — year ended December 31, 2006	1,525,000	$0.95

Vested — year ended December 31, 2006	(141,125)	$0.76

Forfeited — year ended December 31, 2006	(45,000)	$0.98

Non-vested as of December 31, 2006	1,338,875	$.97

As of December 31, 2006, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $1,486,000 ($1,127,500 for service based options and

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

$358,500 for performance based options). These costs are expected to be recognized over a weighted average period of 0.96 years (1.08 years for the service based options and 0.66 years for performance based options). The total fair value of shares vested during the year period ended December 31, 2006 was $655,196, of which $548,565 was for service based options and $106,631 was for performance based options ($120,868 and $0 during the year ended December 31, 2005, respectively).

Had compensation expense for employee stock options granted under the plan in the year ended December 31, 2005 been recorded based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been as follows:

Year Ended
December 31, 2005
Net loss available for common stock holders, as reported	$(12,052,931)
Stock based compensation included in the determination of net loss	$121,050
Total stock based employee compensation expense determined under fair value method for all awards (SFAS 123R)	$(450,450)

Net loss available for common stock holders, pro forma	$(12,382,331)

Net loss per share, basic and diluted, as reported	$(0.42)

Net loss per share, basic and diluted, pro forma	$(0.43)

The following table summarizes the status of the Company’s aggregate stock options, both service and performance, as of December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Exercise	Number of	Average	Remaining	Number of	Average	Remaining
Price Range	Options	Exercise Price	Life (Years)	Options	Exercise Price	Life (Years)
$1.40 $1.99	1,882,801	$1.46	3.76	1,761,966	$1.46	3.73

$2.00 $2.99	511,500	$2.31	4.74	182,000	$2.30	4.13

$3.00 $3.99	166,000	$3.67	3.94	20,500	$3.54	3.12

$4.00 $4.99	2,317,750	$4.28	3.22	185,000	$4.28	2.11

$5.00 $5.99	60,000	$5.67	4.42	—	$—	—

$6.00 $6.15	12,000	$6.15	4.45	—	$—	—

Total	4,950,051	$3.00	3.63	2,149,466	$1.79	3.62

Options outstanding as of December 31, 2006 had exercise prices ranging from $1.40 to $6.15. The weighted average remaining contractual life of the options outstanding was 3.63 years as of December 31, 2006 (5.4 years as of December 31, 2005).

NOTE 10. — RELATED PARTY TRANSACTIONS

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

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

In connection with the Company’s issuance of Series A Convertible Preferred Stock, as discussed in Note 8, approximately $617,000 of the cash fees were paid to stockholders or affiliates as well as warrants to purchase 385,500 shares of common stock at a price of $2.00. During the year ended December 31, 2005, the Company granted warrants to purchase 300,000 shares of common stock at a price of $0.75 to Kevin Kimberlin Partners, L.P. who controls a stockholder of the Company, in relation to a guarantee of certain bank debt. These warrants were valued utilizing the Black Scholes pricing model resulting in $980,523 being recorded and included in interest expense for the year ended December 31, 2005. In connection with the $2,500,000 demand note, as discussed in Note 6, the Company granted warrants to purchase an aggregate of 375,000 shares of common stock to stockholders.

A company controlled by one of the Company’s stockholders contracted with Minrad, Inc. to provide consulting services. The initial agreement provided for monthly retainer payments, commissions on specific sales and reimbursement of certain business expenses. During the years ended December 31, 2006 and 2005, the monthly retainer ranged from $10,000 to $15,500. On October 26, 2006 the Company amended the agreement effective August 31, 2006 to provide for the payment of a fee representing the prepayment of the monthly retainer and commissions on sales to a specific customer through December 31, 2007. Total expenses incurred were approximately $594,580 for the year ended December 31, 2006 ($182,000 during the year ended December 31, 2005). As of December 31, 2006, the remaining prepaid balance to be amortized is $936,000.

Interest expense on debt owed to stockholders and affiliates amounted to approximately $2,015,000 for the year ended December 31, 2005.

On July 15, 2004, Minrad Inc. entered into a Merger Agreement and Plan of Exchange with Technology Acquisition Corporation (“TAC”) whereby all of the outstanding stock of Minrad Inc. was exchanged for an 83% beneficial ownership of TAC stock. Minrad Inc. was merged with a subsidiary of TAC, with Minrad Inc surviving and becoming a wholly-owned subsidiary of TAC. In connection with the pre-merger sale of TAC stock in December 2004 and pursuant to an existing agreement, Minrad Inc. granted investment warrants of 10% of the number of shares sold in any equity funding. During the year ended December 31, 2005, the Company issued a total of 32,171 warrants to stockholders and affiliates related to the sale of TAC stock. Cash fees earned by stockholders and affiliates during the year ended December 31, 2005 associated with the issuance of common stock in connection with the sale of TAC stock was $56,300.

NOTE 11. — MAJOR CUSTOMERS

Revenue for the years ended December 31, 2006 and December 31, 2005 included sales to the following major customers (each of which individually accounted for 10% or more of the total net sales of the Company during one or more periods) as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
Customer	Revenue	Accounts Receivable	Revenue	Accounts Receivable
A	33%	48%	9%	21%
B	27%	32%	3%	2%
C	3%	1%	15%	15%
E	2%	4%	10%	20%

The Company had sales to their primary U.S. distributor of $5,366,549 for the year ended December 31, 2006, which represented 33% of revenues. This customers balance represented 48% of accounts receivable as of December 31, 2006.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 12. — RETIREMENT PLAN

The Company has a 401(k) plan providing retirement benefits for its employees. All employees are eligible to participate in the plan within a month of employment and employer benefits vest after six months of employment. The Company elected to make discretionary contributions. Retirement plan expense amounted to approximately $192,400 for the year ended December 31, 2006 ($53,000 for the year ended December 31, 2005).

NOTE 13. — COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2006, the Company signed a ten-year lease for a new facility. This lease agreement calls for annual lease payments of $435,710 for years 1-5 escalating from $458,150 to $486,200 for years 6-10. The Company also has the option to extend the lease for five years and an option to purchase the building and land after year seven of the initial lease term for a price of $4,260,000. The Company is recognizing these payments on a straight-line basis over the term of the lease. The move to the new facility was completed in September 2006. Rental expense under the terms of this new lease agreement amounted to approximately $175,000 for the year ended December 31, 2006.

The Company signed a nine year lease for its subsidiary, Minrad EU, effective December 2006. The agreement requires annual lease payments of approximately $57,000. The rent will be adjusted upwards or downwards each year based on the variation in quarterly cost of construction index, which is published by the French National Office for Statisitcs and Economic Surveys. The Company has the option to extend the lease an additional nine years at the end of the initial nine year term or to give notice to terminate the lease after a six year term. Rent expense under the terms of this new lease agreement amounted to approximately $5,000 for the year ended December 31, 2006.

Approximate future minimum lease commitments are estimated as follows for the years ended December 31:

2007	$492,710
2008	492,710
2009	492,710
2010	492,710
2011	500,190
Thereafter	2,417,383

Total	$4,888,413

The Company had commitments to purchase inventory that will require payments in 2007 of approximately $15,500,000 related to the anesthesia and analgesia operations and approximately $554,000 related to the real-time image guidance product line.

As part of the expansion of its Bethlehem Pennsylvania facility, the Company has entered construction agreements that will require payments aggregating approximately $7,747,000 in 2007.

NOTE 14. — BUSINESS INTERRUPTION

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

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 15. — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $160,984 for the year ended December 31, 2006 ($438,979 for the year ended December 31, 2005). There was no cash paid for income taxes during the years ended December 31, 2006 and 2005.

	Years Ended
	December 31,	December 31,
	2006	2005
Non cash investing and financing activities:
Property and equipment acquisitions recorded as accounts payable	$873,496	$369,345

Conversion of preferred stock to common stock	$11,200,000	$60,000

Conversion of accrued dividends to common stock	$182,948	$325

Cashless exercise of warrants	$892	$—

Non-cash dividends	$—	$6,598,549

Preferred stock dividends payable	$—	$170,329

Issuance of common stock for consideration of a demand note	$—	$1,000,000

Note discount for value of detachable warrants granted with demand notes	$—	$925,188

NOTE 16. — BUSINESS SEGMENT INFORMATION

The Company operates its business as one reportable segment. The Company has two product lines as follows:

•	Anesthesia and Analgesia — We currently manufacture and sell three inhalation anesthetics; isoflurane, enflurane and sevoflurane.

•	Real-Time Image Guidance — We currently manufacture and sell our SabreSourcetm system and complementary Light Sabretm

Currently, the Company does not separately manage these product lines due to the development stage and minimal sales volume of the Real-Time Image Guidance product line. Assets attributable to Real-Time Image Guidance were approximately $1,586,734 of inventory and $329,363 of fixed assets as of December 31, 2006. There are no intersegment transactions.

Revenues by Geographic Area

	Years Ended
	December 31,	December 31,
	2006	2005
United States	$7,061,831	$2,464,880
International	9,278,833	5,880,398

Total revenues	$16,340,664	$8,345,278

For the years ended December 31, 2006 and 2005, the Company generated revenues in the following countries that exceeded 10% of total revenues as follows: Mexico 27% (3% for the year ended December 31, 2005); Brazil 3% (15% for the year ended December 31, 2005); Argentina 2% (10% for the year ended December 31, 2005).

Primarily, all of the Company’s assets are physically located in the United States.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17. — SUBSEQUENT EVENTS

In 2007, the Commonwealth of Pennsylvania Department of Community and Economic Development approved two loans to the Company for a maximum combined total of $2,150,000. The loans are expected to close by the end of March 2007 and are for capital improvements at the Company’s Bethlehem, PA facility.

The Machinery and Equipment Loan (MELF) is for a maximum total of $1,275,000 with a seven year term at an interest rate of 3.25%.The Pennslyvania Industrial Development Authority (PIDA) loan is for a maximum total of $875,000 with a fifteen year term at an interest rate of 4.75%. Interest rates on both loans are contingent based on the Company meeting certain restrictive covenants including increasing the employment levels. These loans will be secured by a priority lien on the property and equipment located at the Bethlehem, PA facility.

In addition, the Commonwealth of Pennsylvania awarded the Company a $75,000 opportunity grant to be used for the purchase of new machinery and equipment that was received in January 2007. The grant may be required to be paid back if the Company does not meet certain restrictive covenants including increasing employment levels, capital investment goals and operation of the Bethlehem plant through June 30, 2010.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table identifies our directors and executive officers as of March 26, 2007

Name	Age	Position

William H. Burns, Jr.	57	Chairman of the Board and Chief Executive Officer
William Rolfe	61	Vice President Controller, Acting Chief Financial Officer
John McNeirney	74	Senior Vice President and Chief Technology Officer
Kirk Kamsler	56	Senior Vice President of Commercial Development
Richard Tamulski	59	Vice President Treasurer
David DiGiacinto(2)	53	Director
David Donaldson(1)(3)	64	Director
Donald Farley(3)	64	Director
Duane Hopper(1)(2)	60	Director
Robert Lifeso(1)	61	Director
John Rousseau(2)(3)	64	Director
Theodore Stanley		Director
Brett Zbar		Director

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Corporate Governance Committee member

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

William Rolfe has served as the acting Chief Financial Officer of Minrad International, Inc. since September 2006 and as Controller since January 2006 and Controller of Minrad Inc since September 2004. From 1999 to 2004, he was the President of Pharmatech Products LLC. Mr. Rolfe served as the CFO of Republic Drug Company from 1995 to 1999. From 1990 to 1995, he was the General Manager of Starline Products Inc. Prior to these positions, Mr. Rolfe served in a variety of financial management positions after having been a CPA with KPMG. He is a graduate of Canisius College.

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

Richard Tamulski has served as Vice President Treasurer of Minrad International, Inc. since January 1, 2006. He previously served as Chief Financial Officer, Vice President of Finance and other positions since joining Minrad Inc. in March 2003. Mr. Tamulski was President, CEO and COO of Brand Names Sales Inc., a catalog and showroom retailer, from 1996 to 2002. Prior to that, he had served as the Vice President of Finance of Brand Names from 1989 to 1995. He has over 30 years of experience in finance including as a CPA with a predecessor of KPMG LLP. He is a graduate of St. Bonaventure University and holds a MBA from the University of Rochester.

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

Duane Hopper has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since June 2004. Since 1998, Mr. Hopper has been a private consultant in the medical device industry. He was President, Chief Executive Officer and Chief Operating Officer of Graphic Controls Corporation from 1992 until 1998, when it was acquired by Tyco International, Inc. Prior to that time period, he was Vice President and General Manager of the Medical Products Division of Graphic Controls Corporation from 1988 until 1992. He served in executive positions with other medical products companies during the 1970s and 1980s including Air Products and Chemicals, Inc., Zimmer, Inc., Surgilase, Inc. and Ohmeda, Inc. He earned a Masters in Management Degree from the Kellogg Graduate School of Management at Northwestern University in 1974 and a Bachelor’s Degree in Biology from the University of Virginia in 1968. He served as an officer in the U.S. Air Force from 1968 until 1972, including one year as a combat aircrew member in Southeast Asia.

Robert Lifeso, MD is a co-founder of Minrad Inc. and has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 1994. From July 1997 to January 2006, he served as the Director of the Spine Center at Erie County Medical Center in Buffalo, New York. Previously, Dr. Lifeso served as Chief of Orthopedic Surgery at the Veterans Hospital in Buffalo as well as the King Faisal Hospital in Saudi Arabia. He received his FRCSC and MD from the University of Toronto and has published over 60 peer-reviewed articles.

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

Theodore Stanley, MD has served as a director of Minrad International since March 2007. He is a Professor of Anesthesiology at the University of Utah, where he has been employed for the past 30 years. Dr. Stanley graduated from Columbia College and then Columbia University Medical School before completing a residency in anesthesiology at the Columbia-Presbyterian Medical Center. Dr. Stanley was director of research at the University of Utah for over 20 years and is internationally known for his developmental work on opioids, other intravenous anesthetics and novel drug delivery techniques. In 1985, he co-founded Anesta, a drug delivery company with two FDA-approved products: fentanyl Oralet and Actiq. In 1996, Dr. Stanley co-founded ZARS, a specialty pharmaceutical company of which he is currently Chairman of the Board.

Brett Zbar, MD has served as a director of Minrad International since March 2007. He is a Principal at Aisling Capital LLC, a private equity firm that invests in life science companies. Previously, Dr. Zbar was an Associate Principal at McKinsey & Company and a member of the Pharmaceuticals and Medical Products practice. Prior to joining McKinsey, Dr. Zbar trained on the Osler internal medicine service at Johns Hopkins Hospital. He received his MD from Harvard Medical School and his BA from Yale College.

Director Independence

Each of David DiGiacinto, David Donaldson, Donald Farley, Duane Hopper, Robert Lifeso, John Rousseau, Theodore Stanley and Brett Zban is an independent director under the general guidelines for determining director independence under AMEX listing standards. All of the members of the Compensation Committee, the Nominating Committee and the Audit Committee of the Board of Directors meet the definition of independence under the AMEX standard.

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

Code of Ethics

We have adopted a Code of Ethics, as defined under SEC regulations, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A copy of our Code of Ethics is available on our web site at http://www.minrad.com.

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

Item 10.	Executive Compensation.

The following table provides compensation information concerning our Principle Executive Officer (PEO), the two most highly compensated executive officers other than the PEO, and one other individual who would have been included had he not left the organization prior to December 31, 2006. The compensation included in the following table includes compensation earned from, or paid by, Minrad International, Inc., as applicable, during the periods covered.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other	Total
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principle Position	Year	($)	($)(a)	($)(b)	($)(c)	($)(d)	($)

William H. Burns, Jr.	2006	225,961	84,570	1,200	388,974	1,200	701,905
Chairman and CEO(1)	2005	200,000	75,490	—	—	1,200	276,690

John C. McNeirney	2006	140,000	47,368	1,200	31,750	1,200	221,518
Senior Vice President and CTO	2005	130,000	44,711	—	—	1,200	175,911

Kirk D. Kamsler	2006	140,000	30,501	1,200	63,140	11,000	245,841
Senior Vice President of	2005	130,000	41,792	—	—	1,200	172,992
Commercial Development

William L. Bednarski	2006	120,788	8,863	700	—	143,421	273,772
President and CFO(2)	2005	129,000	55,723	—	583,571	400	768,694

(a)	The amount of bonus compensation is calculated based on a percentage of net or gross profit (or increase in gross profit) according to the employee’s employment agreement, The percentage is based on position and is approved by the compensation committee.

(b)	Stock awards are issued through the Company’s 401(k) plan, in the amount of $100 per month.

(c)	During the year ended December 31, 2006, the Company granted performance based options that are exercisable upon meeting certain milestone performance thresholds. Management has determined the probability of achieving these performance thresholds by the option expiration date of September 30, 2007 and valued them accordingly (See Note 9 of the December 31, 2006 Financial Statements). Options which management believes will not be earned prior to the option expiration date of September 30, 2007 are not valued and are not included.

(d)	Other compensation includes the cash portion of the Company’s retirement plan contribution and travel allowances, and in the case of Mr. Bednarski, his severance payments.

(1)	Mr. Burns served as President and CEO of Minrad International, Inc. from December 16, 2004 through January 3, 2006. On January 4, 2006, Mr. Burns relinquished the title of President of Minrad International, Inc.

(2)	Mr. Bednarski served as Executive Vice President and Chief Operating Officer from February 16, 2005 through January 3, 2006. On January 4, 2006, Mr. Bednarski was appointed President and Chief Financial Officer of Minrad International, Inc. Mr. Bednarski resigned from Minrad International, Inc. on August 28, 2006 and will receive compensation through May 2007. Of the $583,571 compensation for options granted in 2005, $467,976 was not reflected in the financial statements due to the forfeiture of the options granted prior to vesting.

Compensation Philosophy

The Compensation Committee of our Board of Directors, in conjunction with the overall Board of Directors has adopted a compensation philosophy which we believe has the ability to attract talented executives we will need to hire as we grow, retain the current members of our management staff, and motivate those current members to achieve results by aligning their financial rewards with the success of the Company.

To achieve the Company’s compensation objectives, the Company has three primary components to its compensation structure, they are:

Base Salary and Benefits — Each executive officer receives a base salary, which is paid in 26 annual installments, when determining base salary, the company considers a number of factors, including, what we believe is appropriate for the position, company size and location of employment, and whether the salary will be competitive with that paid to those employed in similar positions with other companies in our peer group. In addition to their base salary, each executive officer receives the standard benefit package offered to all employees (including health insurance, 401(k) and paid leave.)

Annual Incentives — Each executive officer is eligible to be paid incentive payments each period. These payments are paid quarterly, after the release of the previous quarters financial results. The payment is determined based on the individual officers positions and is referenced in either their employment agreement (where one exists) or in their offer or promotion letter. These payments are based on either a percentage of net or gross profit, and we believe motivates our executive officers to increase the overall profit of the business.

Long Term Incentives — Each executive officer receives two types of equity based compensation in the form of stock options. When an executive starts with the Company they will receive a qualified stock option grant, the number options based on the position, which will have an exercise price set at 110% of the closing stock price on the grant date rounded up to the nearest nickel. The second form of equity compensation used by the company is milestone performance options. Each executive has been granted options to acquire stock which become exercisable upon the company meeting certain performance milestones. The exercise price, is equal to 110% of the closing stock price on the date of grant, rounded up to the nearest $0.05. The milestone options with a performance goal expire on September 30, 2007, if the performance goal associated with that milestone has not yet been achieved.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
									Equity
									incentive
								Equity	plan
Option Awards								incentive	awards:
			Equity					plan	Market
			incentive					awards:	or payout
			plan					Number of	value of
			awards:				Market	unearned	unearned
	Number of	Number of	Number of			Number of	value of	shares,	shares,
	securities	securities	securities			shares or	shares or	units or	units
	underlying	underlying	underlying			units of	units of	other	or other
	exercised	exercised	unexercised	Option	Option	stock that	stock that	rights that	rights that
Name and	options (#)	options (#)	unearned	exercise	expiration	have not	have not	have not	have not
Principle Position	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William H. Burns, Jr. Chairman, President and CEO	566,666	33,334	—	1.40	(1)	—	—	—	—
	269,166	15,834	—	1.40	(2)	—	—	—	—
	41,667	—	—	1.95	12/31/2009	—	—	—	—
	84,500	—	—	4.25	9/30/2008	—	—	—	—
	—	—	338,000	4.25	(3)	—	—	—	—
	—	—	422,500	4.25	(4)	—	—	—	—
Total	928,665	82,502	760,500

John C. McNeirney Senior Vice President and CTO	96,000	—	—	1.40	(5)	—	—	—	—
	25,000	—	—	2.40	7/1/10	—	—	—	—
	5,000	—	—	1.65	1/2/07	—	—	—	—
	12,500	—	—	1.40	7/1/10	—	—	—	—
	10,000	—	—	4.25	9/30/08	—	—	—	—
	—	—	25,000	4.25	(3)	—	—	—	—
	—	—	65,000	4.25	(4)	—	—	—	—
Total	148,500	—	90,000

Kirk D. Kamsler Senior Vice President of Commercial Development	132,500	—	—	1.40	(6)	—	—	—	—
	5,000	—	—	1.90	9/30/10	—	—	—	—
	20,000	—	—	4.25	9/30/08	—	—	—	—
	—	—	50,000	4.25	(3)	—	—	—	—
	—	—	30,000	4.25	(4)	—	—	—	—
Total	157,500		80,000

William L. Bednarski President and CFO	—	—	—	—	—	—	—	—	—

(1)	Mr. Burns’ 600,000 options vest monthly at a rate of 16,667 options per month during the period from May 2004 to April 1, 2007. These options expire five years after vesting.

(2)	Mr. Burns’ 285,000 options vest monthly at a rate of 7,917 options per month during the period from March 1, 2004 to February 1, 2007. These options expire five years after vesting.

(3)	Performance options that are not exercisable by the option expiration date of September 30, 2007. The options will expire two years after vesting.

(4)	Performance options that are not expected to vest by the deadline of September 30, 2007. The options are expected to be forfeited.

(5)	Mr. McNeirney has 96,000 options, of which 48,000 will expire April 30, 2010 and 48,000 will expire April 30, 2011.

(6)	Mr. Kamsler has 132,500 options, of which 66,250 will expire April 30, 2010 and 66,250 will expire April 30, 2011.

Except as indicated in the Summary Compensation Table, Minrad International Inc. did not make any awards under long term incentive plans to the executive officers named in that table during the fiscal year ended December 31, 2006.

Employment Agreements and Management Compensation

William H. Burns, Jr.   On October 31, 2006 Minrad International, Inc. entered into an employment agreement with William H. Burns, its Chief Executive Officer. The agreement provides for the continuation of Mr. Burns employment through December 31, 2008. This agreement cancels and replaces in its entirety the employment agreement made as of March 1, 2004. Mr. Burns’ compensation includes a base salary of $275,000 plus a bonus. The bonus for fiscal years 2006 and 2007 will be equal to 1% of Minrad’s current quarterly gross profit after distribution expense up to the amount of 1% of the prior fiscal year’s annual gross profit after distribution expense plus 2.5% of each quarterly net profit thereafter in excess of the prior fiscal year’s annual gross profit after distribution expense; the bonus for fiscal year 2008 will be based on a number of mutually agreed upon individual and corporate performance targets, to be determine no later than June 30, 2007. The maximum amount that can be earned by Mr. Burns in any bonus year is $724,999.

John McNeirney.  Effective October 1, 2004, Minrad Inc. entered into an employment agreement with John McNeirney, its Vice President and Chief Technical Officer. The agreement, which became effective following the expiration of Mr. McNeirney’s prior employment agreement with Minrad Inc. Under the new agreement, Mr. McNeirney is entitled to receive a minimum base salary of $114,500 and an annual cash bonus of up to $240,000, subject to our achieving specified profit objectives. In July 2004, Mr. McNeirney’s base salary increased to $130,000 upon the completion of certain recruiting, business and regulatory objectives. In October 2005 this agreement was extended to December 31, 2006.

William L. Bednarski .  On February 16, 2005, our Board of Directors confirmed the appointment of William L. Bednarski as Executive Vice President and Chief Operating Officer of Minrad International, Inc. Mr. Bednarski signed a contingent appointment letter with Minrad International, Inc. dated January 25, 2005. The appointment letter describes the principal terms of Mr. Bednarski’s employment as Executive Vice President and Chief Operating Officer. Mr. Bednarski reported to the President and CEO. Mr. Bednarski’s compensation included salary of $156,000 per year, incentive bonus of 2% of the year-over-year increase in Adjusted Gross Profit, and options vesting over five years and with a five year term to purchase up to 250,000 shares of common stock at $4.50 per share. Under the agreement Mr. Bednarski was paid $35,000 for relocation expenses. On January 3, 2006, Mr. Bednarski was promoted to President and Chief Financial Officer with an increase in salary to $176,000 per year with all other terms and conditions the same.

On August 28, 2006, the Company entered into a Separation Agreement, Waiver and Release with William Bednarski, who resigned from Minrad International, Inc. on the same date. Under the terms of the agreement, Mr. Bednarski continues to receive his salary and health insurance benefits for a period of nine months from the date of his resignation, and one-half of any bonus which, were he still employed, would otherwise be payable with respect to the 2006 calendar year. All other compensation, insurances and other benefits cease effective upon his resignation. Pursuant to the terms of the agreement, Mr. Bednarski released the company from all claims other than his right to enforce the separation agreement.

Director Compensation

Effective April 21, 2005 the shareholders approved a plan providing for non-employee directors, or outside directors, to be paid a fee for his or her attendance at each Board meeting and assigned Committee meeting. The fee payable to an Outside Director for attendance in person or telephonically is $1,000 for a Board of Directors meeting and $500 for each Committee meeting. The fees are payable 50% in cash and 50% in common stock, par value of $.01 per share.

					Non-qualified
	Fees earned				deferred
	or paid	Stock		Non-equity	compensation	All other
	in cash	awards	Option awards	incentive plan	earnings	compensation	Total
Name	($)	($)	($)(a)	compensation	($)	($)	($)

Duane Hopper	9,000	9,000	6,905				24,905
Dave DiGiacinto	6,500	6,500	6,905				19,905
David Donaldson	6,500	6,500	6,905				19,905
John Rousseau	6,250	6,250	6,905				19,405
Robert Lifeso	5,750	5,750	6,905				18,405
Donald Farley	3,500	3,500	6,905				13,905

(a)	During the year ended December 31, 2006, the Company granted performance based options that are exercisable upon the Company meeting certain milestone performance thresholds. Management has determined the probability of achieving these milestones by the option expiration date of September 30, 2007 and valued them accordingly (See Note 9 of the Financial Statements). Options which management believes will not be earned prior to the deadline of September 30, 2007 are not valued and are not included.

Compensation Philosophy

The Board of Directors has designed a compensation philosophy for our directors which we believe has the ability to attract and retain directors that will be an asset to our board.

To achieve these objectives, the Company has designed two primary compensation tools for our directors, these are:

Meeting fees — For each board or committee meeting a director attends, the Company will compensate the director in a fee payable in cash and company stock.

Performance Milestone Options — In aligning the directors goals with those of the Company, and shareholders each director is granted a number of performance milestone options, which similar to those granted to executive officers, become exercisable upon the attainment of certain performance milestones by the Company.

In addition, the compensation committee of the Board of Directors approved the following annual compensation for non employee members of the Scientific Advisory Board. The compensation includes a $2,000 annual retainer, along with $5,000 for attendance at the annual Scientific Advisory meeting and $5,000 for attendance and presentation at the annual International Distributor meeting. Three members of the Board of Directors are also on the Scientific Advisory Board and may make up to a maximum of $12,000 in 2007. They are Dave Donaldson, Robert Lifeso and Theodore Stanley (who was appointed on March 13, 2007.)

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to beneficial ownership of our common stock as of February 15, 2007, by: (1) each person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to have owned beneficially more than 5% of our outstanding common stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group.

We determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Shares of common stock subject to any warrants or options that were exercisable on or within 60 days of February 15, 2007, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The beneficial ownership percentages in the table below of any person are based on 47,080,031 shares of our common stock subject to any warrants or options that were exercisable on or within 60 days of February 15, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person:

	Number of
Name of Beneficial Owner	Shares	Percent

Beneficial owners of 5% of our common stock & affiliates(1)
Kevin Kimberlin Partners L.P.(2)	8,390,905	16.5%
Laird Q. Cagan(3)	5,783,833	11.9%
New England Partners Capital LLC(4)	3,980,392	8.5%
Wellington Management Company, LLP(5)	2,949,800	6.3%
Aisling Capital II L.P.(6)	2,603,000	5.5%
HealthCor Management L.P.(7)	2,400,000	5.1%

Sub-Total for all 5% owners & affiliates	26,107,930	49.8%
Directors & executive officers(8)
William H. Burns, Jr.(9)	2,421,465	5.0%
David DiGiacinto(10)	53,114	0.1%
David Donaldson(11)	53,150	0.1%
Donald F. Farley(12)	293,132	0.6%
Duane Hopper(13)	138,433	0.3%
Robert Lifeso(14)	741,189	1.6%
John Rousseau(15)	64,268	0.1%
William Rolfe(16)	20,298	0.0%
Kirk Kamsler(17)	191,854	0.4%
John McNeirney(18)	218,753	0.5%
Richard Tamulski(19)	90,298	0.2%

All directors and executive officers as a group (11 persons)(20)	4,285,954	8.8%

(1)	Excludes William H. Burns, Jr., our Chairman and Chief Executive Officer, who beneficially owned more than 5% of our common stock. Information with respect to Mr. Burns’ beneficial ownership of our common stock is included below under the caption “Directors & executive officers.”

(2)	Includes (i) 4,535,500 shares held by Kevin Kimberlin Partners L.P. (KKP) and various affiliates, (ii) 3,855,405 shares of common stock that KKP or its affiliates has the right to acquire by exercising warrants that are exercisable within 60 days of February 15, 2007. Kevin Kimberlin, the General Partner of KKP & its affiliates. Address: 535 Madison Ave. NY, NY 10022

(3)	Includes (i) 4,037,337 shares held directly by Mr. Cagan, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan owns a 50% interest and shares voting and dispositive power, (iii) 1,472,396 shares that Mr. Cagan has the right to acquire by exercising warrants that were exercisable within 60 days of Feb. 15, 2007 and (iv) 25,000 shares that Mr. Cagan has the right to acquire by exercising options that were exercisable within 60 days of Feb. 15, 2007. Address C/O Cagan McAfee Capital Partners, LLC 10600 N. DeAnza Blvd. Suite 250, Cupertino, CA 95014

(4)	Address: One Boston Place, Suite 3630 Boston, Massachusetts 02108

(5)	Address: 75 State St. Boston, MA 02109

(6)	Includes 2,603,000 shares held by Aisling Capital II, LP, a Delaware limited partnership (“Aisling”), Aisling Capital Partners, LP, a Delaware limited partnership (“Aisling Partners” and general partner of Aisling), Aisling Capital Partners, LLC, a Delaware limited liability company (“Aisling Partners GP” and general partner of Aisling Partners), Mr. Dennis Purcell (“Mr. Purcell” and a managing member of Aisling Partners GP), Mr. Andrew Schiff (“Mr. Schiff” and a managing member of Aisling Partners GP), and Mr. Steve Elms (“Mr. Elms” and a managing member of Aisling Partners GP). In their capacity as managing members of Aisling Partners GP, each of Messrs. Purcell, Schiff and Elms may be deemed to be beneficial owners of the securities held for the account of Aisling. Address 888 7th Ave., 30th Floor, New York, NY 10106.

(7)	Includes 2,400,000 shares held by HealthCor Management L.P. Address: Carnegie Hall Tower, 152 West 57th Street, 47th Floor New York, NY 10019

(8)	The address for all directors and executive officers is: 50 Cobham Dr. Orchard Park, NY 14127

(9)	Includes (i) 1,410,298 shares held by Mr. Burns and (ii) 1,011,167 shares that Mr. Burns has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2007.

(10)	Includes (i) 1,614 common shares held by Mr. DiGiacinto and (ii) 51,500 shares that Mr. DiGiacinto has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007. Mr. DiGiacinto is a Senior Managing Director of Spencer Trask Specialty Group, LLC.

(11)	Includes (i) 1,650 common shares held by Mr. Donaldson and (ii) 51,500 shares that Mr. Donaldson has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007.

(12)	Includes (i) 219,560 shares held by Mr. Farley, (ii) 22,072 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable within 60 days of Feb 15, 2007 and (iii) 51,500 shares that Mr. Farley has the right to acquire pursuant to outstanding options that were exercisable within 60 days of Feb. 15, 2007.

(13)	Includes (i) 86,933 shares held by Mr. Hopper and (ii) 51,500 shares that Mr. Hopper has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007.

(14)	Includes (i) 639,689 shares held by Dr. Lifeso and (ii) 101,500 shares that Dr. Lifeso has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007.

(15)	Includes (i) 12,768 shares held by Mr. Rousseau and (ii) 51,500 shares that Mr. Rousseau has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007. Does not include the 3,980,392 shares described in footnote (4) above, with respect to which Mr. Rousseau, as Managing General Partner of NEP, does not hold sole voting and dispositive power.

(16)	Includes (i) 298 shares held by Mr. Rolfe and (ii) 20,000 shares that Mr. Rolfe has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2007.

(17)	Includes (i) 34,354 shares held by Mr. Kamsler, and (ii) 157,500 shares that Mr. Kamsler has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007.

(18)	Includes (i) 70,253 shares held by Mr. McNeirney and (ii) 148,500 shares that Mr. McNeirney has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2007.

(19)	Includes (i) 10,298 shares held by Mr. Tamulski and (ii) 80,000 shares that Mr. Tamulski has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2007.

(20)	Officers & Directors as a group includes (i) 2,487,715 common stock held, (ii) warrants to acquire 22,072 common stock, and (iii) 1,776,167 options to purchase common stock that were exercisable by members of the group within 60 days of Feb. 15, 2007.

Item 12.	Certain Relationships and Related Transactions.

Funding arrangements with Cagan McAfee Capital Partners, LLC and related parties

On December 1, 2003, Minrad Inc. entered into a funding agreement with Cagan McAfee Capital Partners, LLC, or CMCP, under which CMCP agreed to assist Minrad Inc. in obtaining up to $7.7 million in equity funding. Under the terms of the funding agreement, Minrad Inc. agreed to compensate CMCP through:

•	payment of a management fee equal to 2% of the proceeds raised by Minrad Inc, during the term of the agreement in any equity transaction;

•	payment of an advisory fee equal to 8% of the proceeds of any equity funding transaction lead managed directly by CMCP or by a third party engaged by CMCP;

•	grant of investment warrants, exercisable for a period of seven years, to purchase a number of shares of Minrad, Inc. common stock equal to 10% of the number of shares sold in any equity funding lead managed by CMCP or by a third party engaged by CMCP, with the warrants to be exercisable at the same price as the shares were sold in the equity funding; and

•	grant of incentive warrants, exercisable for a period of two years, to purchase up to 5,000,000 shares of Minrad Inc. common stock at an exercise price of $0.001 per share.

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

We have contracted with ICA to provide consulting services. The initial two year agreement started on December 1, 2003. The initial agreement provided monthly payments of $5,000, commissions on specific sales, and reimbursement of certain business expenses. This agreement was amended in October 2006 to extend the term through December 31, 2007. On October 26, 2006 the Company amended the agreement effective August 31, 2006 to provide for the payment of a fee representing the prepayment of the monthly retainer and commissions on sales to a specific customer through December 31, 2007. Total expenses incurred were approximately $594,580 for the year ended December 31, 2006 ($182,000 during the year ended December 31, 2005). As of December 31, 2006, the remaining prepaid balance to be amortized is $936,000.

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

In addition, we granted warrants to purchase 300,000 shares of common stock in the year ended December 31, 2005 and 150,000 shares of common stock in the three-month period ended December 31, 2004 to Kevin Kimberlin Partners, L.P. who controls Spencer Trask, in relation to a guarantee of our former bank debt with Wachovia Bank, N.A.

Item 13.  Exhibits.

The following exhibits are filed as part of this Report on Form 10-KSB:

3.1	Articles of Incorporation of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form SB-2 filed on July 1, 2005)
3.2	Certificate of Designations of Minrad International, Inc. (incorporated by reference to Exhibit 99.2 to form 8-K filed on June 14, 2005)
3.3	Bylaws of Minrad International, Inc. (incorporated by reference to Appendix E to definitive Proxy Statement as filed under Schedule 14A on April 6, 2005)
4.1	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1.5 million of Convertible Promissory Notes and Warrants to Tobin Family Trust (incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 14, 2005)
4.2	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1 million of Convertible Promissory Notes and Warrants to Laird Q. Cagan (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 14, 2005)
4.3	Form of Convertible Promissory Note, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.3 to Form 8-K filed on February 14, 2005)
4.4	Form of Warrant, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.4 to Form 8-K filed on February 14, 2005)
4.5	Form of Registration Rights Agreement, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.5 to Form 8-K filed on February 14, 2005)
4.6	Form of Guaranty, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.6 to Form 8-K filed on February 14, 2005)
4.7	Amendment To Convertible Promissory Notes dated as of May 11, 2005, between and among Minrad International, Inc., Laird Cagan and the Morrie Tobin Family Trust (incorporated by reference to Exhibit 10.9 to Form 10-QSB on May 13, 2005)
4.8	Securities Purchase Agreement dated as of June 8, 2005, by and among Minrad International, Inc. an the purchasers listed therein (incorporated by reference to Exhibit 99.1 to form 8-K filed on June 14, 2005)
4.9	Form of Warrant dated June 8, 2005 (incorporated by reference to Exhibit 99.3 to form 8-K filed on June 14, 2005)

4.10	Registration Rights Agreement dated June 8, 2005 (incorporated by reference to Exhibit 99.4 to form 8-K filed on June 14, 2005)
4.11	Securities Purchase Agreement dated as of June 17, 2005, by and among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 21, 2005)
4.12	Form of Warrant, dated as of June 21, 2005, issued to Buyers under Securities Purchase Agreement of the same date by Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 21, 2005)
4.13	Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under Stock Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4 to Form 8-K filed on June 21, 2005)
4.14	Securities Purchase Agreement Securities Purchase Agreement dated as of June 28, 2005, among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed August 5, 2005)
4.15	Form of Warrant dated June , 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed August 5, 2005)
4.16	Registration Rights Agreement dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed August 5, 2005)
4.17	Form of Stock Option Agreement, dated December 15, 2004, by and among the Registrant, Minrad Inc., Cagan McAfee Capital Partners, LLC, Liviakis Financial Communications, Inc., Laird Q. Cagan, Eric McAfee and the Tobin Family Trust (incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 21, 2004)
10.1	Employment Agreement of William H. Burns, Jr., dated October 31, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 6, 2006)
10.2	Employment Agreement of John McNeirney, dated March 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2004)
10.3	Amendment to Employment Agreement between Minrad, Inc. and John McNeirney dated November 14, 2005 (incorporated by reference to exhibit 10.1 to Form 8-K file November 17, 2005)
10.4	Separation Agreement, Waiver and Release with William L. Bednarski, dated August 28, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2006).
10.5	Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005)
10.6	Minrad Inc. Patents and Inventions Policy (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 31, 2005)
10.7	Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004)
10.8	Minrad International, Inc. Code of Ethics for senior financial officers
10.9	Exclusive Distribution Agreement effective June 9, 2004 between Minrad, Inc., and RxElite Holdings Inc. (incorporated by reference to Exhibit 10.8 to Form 10-QSB on May 13, 2005), amended on June 15, 2006 (incorporated by reference to Exhibit 1.01, filed on June 20, 2006)
10.10	Lease between Peter L. Krog and the Company dated as of October 20, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-QSB filed November 14, 2005)
10.11	Credit Agreement with KeyBank National Association dated December 21, 2005. (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on March 29, 2006)
10.12	Form of Milestone Stock Option Agreement to be used in connection with stock options approved on April 21, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 27, 2005)
10.13	Milestone Option Agreement (incorporated by reference to Exhibit 10.01 to Form 8-K filed August 17, 2006)
10.14	Supply Agreement, dated as of February 17, 2005, by and between Minrad Inc. and Merck Génériques (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 24, 2005)
10.15	Amended Advisory Consulting Agreement between Minrad International and International Capital Advisory (incorporate by reference to Exhibit 10.1 to Form 8-K filed November 1, 2006)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2005)
23.1	*	Consent of Freed Maxick & Battaglia, CPAs, PC
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Item 14.  Principal Accountant Fees and Services.

Fees of Independent Public Accountants

The fees billed to us by our independent auditors, Freed, Maxick & Battaglia, CPAs, PC (Freed), for services were as follows:

Audit Fees.  This category consists of fees for the audit of financial statements included in our annual report on Form 10-KSB, the review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2006 and 2005, Freed billed us for audit fees in the amount of approximately $190,000 and $170,000, respectively.

Audit-Related Fees.  This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, our current reports on Form 8-K and Form 8-K/A. For the years ended December 31, 2006 and 2005, Freed billed us $46,341 and $42,224, respectively.

Tax Fees.  This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the years ended December 31, 2006 and 2005, Freed billed us $33,028 and $0, respectively.

All Other Fees.  This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the years ended December 31, 2006 and 2005, Freed did not provide us any other services beyond those described under audit fees and audit-related fees.

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

Date: March 29, 2007	MINRAD INTERNATIONAL, INC.

By: /s/ William H. Burns, Jr. William H. Burns, Jr., Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title	Date

(i) Principal Executive Officer:

/s/ William H. Burns, Jr. William H. Burns, Jr./CEO	March 29, 2007

(ii) Principal Financial Officer:

/s/ William Rolfe William Rolfe/Controller and Interim CFO	March 29, 2007

(iv) Directors:

/s/ William H. Burns, Jr. William H. Burns, Jr./Director	March 29, 2007

/s/ David DiGiacinto David DiGiacinto/Director	March 29, 2007

/s/ David Donaldson David Donaldson/Director	March 29, 2007

/s/ Donald F. Farley Donald Farley/Director	March 29, 2007

/s/ Duane Hopper Duane Hopper/Director	March 29, 2007

Robert Lifeso/Director

/s/ John Rousseau John Rousseau/Director	March 29, 2007

/s/ Theodore Stanley Theodore Stanley/Director	March 29, 2007

/s/ Brett Zbar Brett Zbar/Director	March 29, 2007