Form 10QSB
period 2007-03-31
MINRAD INTERNATIONAL, INC.
filed 2007-05-15
CIK 1121225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-49635
MINRAD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	870299034 (I.R.S. Employer Identification No.)

50 Cobham Drive, Orchard Park, New York (Address of principal executive offices)	14127 (Zip Code)
(716) 855-1068
Issuer’s Telephone Number
(Former name, former address and former fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑       No    ☐
     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes    ☐       No    ☑
     The number of shares of the issuer’s common stock outstanding, as of the latest practicable date (May 10, 2007) 47,093,531.
     Transitional Small Business Disclosure Format (Check one):    Yes    ☐       No    ☑

MINRAD INTERNATIONAL, INC.
FORM 10-QSB
THREE-MONTH PERIOD ENDED March 31, 2007

2

Item 1. Financial Statements.
MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$2,053	$4,664
Investments	3,620	7,249
Interest receivable	62	86
Loan proceeds receivable	1,275	—
Accounts receivable, net	7,247	10,473
Inventories, net	5,625	4,360
Prepaid expenses and advance payments	2,755	1,477

Total current assets	22,637	28,309

Property and equipment:
Machinery and equipment	2,585	2,420
Computers	1,315	571
Furniture and fixtures	778	662
Leasehold improvements	385	385
Construction in progress	6,974	4,177

	12,037	8,215
Less accumulated depreciation	1,454	1,234

Total property and equipment	10,583	6,981

Other assets	930	439

Total assets	$34,150	$35,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,495	$965
Accrued expenses	1,025	1,262
Current portion of long term debt	151	—

Total current liabilities	2,671	2,227

Commitments and Contingencies	—	—

Long term debt	1,124	—

Stockholders’ equity
Common stock	471	470
Additional paid-in-capital	76,751	76,513
Accumulated deficit	(46,867)	(43,481)

Total stockholders’ equity	30,355	33,502

Total liabilities and stockholders’ equity	34,150	$35,729

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
Revenue	$2,926	$3,123

Cost of goods sold	2,236	1,564

Gross profit	690	1,559

Operating expenses:
Sales and marketing	1,910	761
Research and development	1,061	427
Finance and administrative	1,196	861

Total operating expenses	4,167	2,049

Operating loss	(3,477)	(490)

Interest income (expense):
Interest expense	(3)	(75)
Interest income	94	—

Total interest income (expense)	91	(75)

Net loss	(3,386)	(565)

Less preferred stock dividends — non cash	—	(183)

Net loss available for common stockholders	$(3,386)	$(748)

Net loss per share, basic and diluted	$(0.07)	$(0.03)

Weighted average common shares outstanding, basic and diluted	47,071	29,125

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2007 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2006	—	—	47,048,240	$470	$76,513	$(43,481)	$33,502

Stock options exercised	—	—	45,291	1	116	—	117

Stock based compensation	—	—	—	—	122	—	122

Net loss	—	—	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	—	—	47,093,531	$471	$76,751	$(46,867)	$30,355

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-MONTH PERIOD ENDED MARCH 31, 2006 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2005	11,200	$3	29,058,431	$291	$40,262	$(36,209)	$4,347

Conversion of preferred stock and accrued dividends to common stock	(290)	—	145,953	1	1	—	2

Stock options exercised	—	—	33,608	—	57	—	57

Stock based compensation	—	—	—	—	118	—	118

Preferred stock dividends	—	—	—	—	—	(183)	(183)

Net loss	—	—	—	—	—	(565)	(565)

Balance at March 31, 2006	10,910	$3	29,237,992	$292	$40,438	$(36,957)	$3,776

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(3,386)	$(565)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in inventory reserve	—	10
Depreciation and amortization	223	107
Stock based compensation	122	118
Amortization of bond discount	(12)	—
(Increase) decrease in assets:
Accounts receivable	3,226	(242)
Interest receivable	25	—
Inventories	(1,265)	206
Prepaid expenses	(1,281)	(106)
Increase (decrease) in liabilities:
Accounts payable	(365)	(228)
Accrued expenses	(237)	156

Net cash used by operating activities	(2,950)	(544)

Cash flows from investing activities:
Purchases of property and equipment	(2,927)	(128)
Proceeds from sale of investments	3,641	—
Increase in other assets	(492)	(14)

Net cash provided (used) by investing activities	222	(142)

Cash flows from financing activities:
Borrowings under demand notes payable	—	400
Proceeds from options exercised	117	58
Deferred financing costs	—	(59)
Preferred cash dividends paid	—	(170)

Net cash provided by financing activities	117	229

Net decrease in cash and cash equivalents	(2,611)	(457)
Cash and cash equivalents — Beginning of period	4,664	670

Cash and cash equivalents — End of period	$2,053	$213

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2006 and 2005; as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB on March 29, 2007.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. We adopted FIN 48 effective as of January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations.
NOTE 3 – DEBT
     On March 30, 2007, the Company closed on a $1,275,000 Machinery and Equipment Loan (MELF) with the Commonwealth of Pennsylvania. The MELF loan is for a seven year term at an interest rate of 3.25% and is to be used for capital improvements at the Company’s Bethlehem, PA facility. The Company must meet certain employment requirements within the first three years on the loan will be subject to an increase in the interest rate and default. The collateral for the loan is select pieces of equipment purchased for the expansion and approved by the Pennsylvania Department of Community and Economic Development.
     As of March 31, 2007, the proceeds from the loan were not yet received and the loan proceeds were classified as a current asset on the balance sheet. The Company received the proceeds subsequent to March 31, 2007.
     Approximate future loan commitments are as follows for the years ended December 31 (in thousands):

Year	Commitment
2007	$109
2008	169
2009	174
2010	180
2011	186
Thereafter	457

Total	$1,275

NOTE 4 — EQUITY
     During the three-month period ended March 31, 2007, the Company issued 45,291 shares of common stock through options exercised by its employees at a weighted average of $2.56 per share with the net proceeds of $117 thousand.
NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the three-month period ended March 31, 2007 amounted to $3 thousand.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(compared to $81 thousand in 2006). There was minimal cash paid for income taxes for the three -month periods ended March 31, 2007 and 2006.

	2007	2006
Non-cash investing and financing activities (in thousands):

Property and equipment acquisitions recorded as accounts payable	$895	$427

Loan proceeds receivable	$1,275	$—

Preferred stock dividend payable	$—	$181

Conversion of preferred stock to common stock	$—	$290

Conversion of accrued dividends to common stock	$—	$2

NOTE 6 — STOCK OPTIONS
     The Company has adopted an incentive stock option plan, which authorizes the grant up to 7,170,500 options to officers and other employees. Grants under this plan are made at an exercise price of not less than 110% of the market value of common stock at the date of the grant. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.
     The compensation cost that has been charged against income for options granted under the plan was $122 thousand for the three-month period ended March 31, 2007 ($118 thousand for the three month period ended March 31, 2006). During the three-month period ended March 31, 2007, Management revised its estimate for the satisfaction of certain performance requirements for meeting certain performance based milestones related to the performance options previously recorded, resulting in a decrease of expense of $142 thousand, reducing compensation costs during the period.
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Service Based Options

	Three-Month Periods Ended
	March 31,	March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.6%	4.4%
Expected life of options	4.0 Years	6.4 Years
Performance Based Options

Three-Month Periods Ended
	March 31,	March 31,
	2007	2006
Expected dividend yield	N/A	N/A
Expected stock price volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life of options	N/A	N/A
     A summary of the status of the options granted under the incentive stock option plan is presented below:
Service Based Options:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
(in thousands, except per share data)	Options	Exercise Price	Life (Years)	Value
Outstanding as of December 31, 2006	3,470	$2.47
Granted to employees – Three-month period ended March 31, 2007	384	$5.90
Forfeited – Three-month period ended March 31, 2007	(88)	$4.54
Exercised – Three-month period ended March 31, 2007	(45)	$2.56

Outstanding as of March 31, 2007	3,721	$2.78	3.84	$8,941

Exercisable as of March 31, 2007	2,141	$1.64	3.57	$7,586

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Performance Based Options:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
(in thousands, except per share data)	Options	Exercise Price	Life (Years)	Value
Outstanding as of December 31, 2006	1,480	$4.25
Granted to employees - Three-month period ended March 31, 2007	—	$—
Forfeited - Three-month period ended March 31, 2007	—	$—
Exercised - Three-month period ended March 31, 2007	—	$—

Outstanding as of March 31, 2007	1,480	$4.25	2.41	$1,376

Exercisable as of March 31, 2007	141	$4.25	1.50	$131

     The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2007 was $1.60 ($0.74 during the three-month period ended March 31, 2006). The total intrinsic value of options exercised during the three-month period ended March 31, 2007 was $123 thousand ($16 thousand during the three-month period ended March 31, 2006).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan is presented below:
Service Based Options:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
(in thousands, except per share data)	Options	Date Fair Value
Non-vested as of December 31, 2006	1,462	$1.20
Non-vested granted – Three-month period ended March 31, 2007	378	$1.61
Vested – Three-month period ended March 31, 2007	(177)	$0.75
Forfeited – Three-month period ended March 31, 2007	(83)	$1.90

Non-vested as of March 31, 2007	1,580	$1.34

Performance Based Options:

Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
(in thousands, except per share data)	Options	Date Fair Value
Non-vested as of December 31, 2006	1,339	$0.97
Non-vested granted – Three-month period ended March 31, 2007	—	$—
Vested – Three-month period ended March 31, 2007	—	$—
Forfeited – Three-month period ended March 31, 2007	—	$—

Non-vested as of March 31, 2007	1,339	$0.97

     As of March 31, 2007, there was $1.266 million of total unrecognized compensation cost related to non-vested options granted under the plan for both service and performance options. That cost is expected to be recognized over a weighted average period of 1.0 year.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of shares vested during the three-month period ended March 31, 2007 was $133 thousand ($162 thousand during the three-month period ended March 31, 2006).
NOTE 7 — EARNINGS PER SHARE
     If the Company had generated earnings during the three-month period ended March 31, 2007, approximately 7,268,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 8,999,000 for the three-month period ended March 31, 2006). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.
NOTE 8 — SUBSEQUENT EVENTS
     On May 1, 2007, the Company entered into a loan with the Pennsylvania Industrial Development Authority (PIDA) for a maximum total of $875,000 with a fifteen year term and a 4.75% interest rate. The interest rate on the facility is contingent upon the Company meeting certain restrictive covenants, including increased employment levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operation in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-QSB and with our Form 10-KSB filed with the SEC on March 29, 2007.
Company Background
     We operate an interventional pain management business with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. Our products are sold on a global basis. The anesthesia and analgesia business is currently engaged in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. The real-time image guidance business is focused on the commercialization and sale of the SabreSourceTM System and the accompanying Light SabreTM disposable procedure instruments. These products have multiple applications in orthopedics, neurosurgery, interventional radiology and anesthesia. We also are developing a drug / drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness.
Results Of Operations – Three-Month Period Ended March 31, 2007 Compared To Three-Month Period Ended March 31, 2006.

	Three-Month Periods Ended
	March 31,	March 31,
(in thousands)	2007	2006
Revenue	$2,926	$3,123
Cost of goods sold	2,236	1,564

Gross profit	$690	$1,559

Gross margin	24%	50%

Revenue
     Revenue decreased by $0.197 million or 6%, to $2.926 million for the first three months of 2007 as compared to $3.123 million for the first three months of 2006. This decrease is primarily attributed to the processing of both isoflurane and sevoflurane on our isoflurane active pharmaceutical production line to meet customer demands while we our in the process of completing our additional sevoflurane active pharmaceutical production line. By changing between the production of isoflurane and sevoflurane on the same line, we incur a loss of production as changeover and clean outs occur, while also incurring a loss in margin due to the multiple start ups in the production cycle and reduced margin due to the inefficiency of producing sevoflurane on our isoflurane production line. Approximately two months of the production in the isoflurane active pharmaceutical production line in the first quarter were dedicated to the production of isoflurane, while the remaining time was spent on producing sevoflurane.
     Sales in the United States were $0.579 million for the first three months of 2007, and $0.902 million in the first three months of 2006. This represented a $0.323 million, or a 36%, decrease from the prior year. International sales grew to $2.347 million for the first three months of 2007, from $2.222 million in the first three months of 2006, a $0.125 million increase, or 6%.
     Our anesthesia and analgesia product line generated over 98% of our revenue for the first three months of 2007 compared to 99% for the first three months of 2006. In 2007 real-time image guidance sales accounted for the difference as they were $60 thousand.
     Sales to Original Equipment Manufacturers, or OEMs, which are included in United States sales, decreased by $203 thousand or, 38%, from $0.537 million in the first three months of 2006 to $0.334 million in the first three months of 2007 due to the production of both isoflurane and sevoflurane on the same line in 2007. Sales to our primary North American distributor decreased by $100 thousand from $0.216 million for the first three months of 2006 to $0.116 million for the first three months of 2007.
Gross Profit
     Gross profit decreased by $0.869 million, or 56%, from $1.559 million for the first three months of 2006 to $0.690 million for the first three months of 2007. As a percentage of revenues, gross margin decreased from 50% for the first three months of 2006 to 24% for the first three months of 2007. This was primarily driven by production changes in our isoflurane active pharmaceutical production line. In the first three months of 2006, our isoflurane active pharmaceutical production line was dedicated solely to the production of isoflurane. In the first three months of 2007, due to customer demands, this line was used for both the production of isoflurane and sevoflurane, resulting in decreased overall production and gross margins. This was due to downtime incurred during the changeover between products produced, in addition to lower margins observed by producing sevoflurane on the isoflurane active pharmaceutical production line.

	Three-Month Periods Ended
	March 31,	March 31,
(in thousands)	2007	2006
Operating expenses:
Sales and marketing	$1,910	$761
Research and development	1,061	427
Finance and administrative	1,196	861

Total operating expenses	$4,167	$2,049

Sales & Marketing
     Sales and marketing expense increased by $1.149 million, or 151%, to $1.910 million for the first three months of 2007 from $761 thousand for the first three months of 2006. As a percentage of revenue, sales and marketing expenses increased from 25% of revenue during the first three months of 2006 to 65% of revenue during the same period in 2007. Growth in the field sales organization resulted in an increase in sales and marketing wages, employer taxes and health benefits of $710 thousand. Expenses related to auto, travel and entertainment for sales and marketing increased by $158 thousand period-over-period, reflecting the increase in sales organization headcount. Expensing employee options resulted in an increase of $37 thousand non-cash expense in the first three months of 2007 when compared to the same period in 2006.
Research & Development
     Research and development expenses for the first three months of 2007 increased by $0.634 million, or 148%, to $1.061 million from $0.427 million in the three months of 2006. As a percentage of revenue, these expenses increased from 14% for the first three months of 2006 to 37% for the first three months of 2007. The increase between the two three month periods is due to an expansion of our research and development efforts and headcount related to our anesthesia & analgesia, real-time image guidance, and conscious sedation projects. Growth in our research and development staff between the two periods resulted in an additional $291 thousand in the first three months of 2007 as compared to the same period in 2006. Expensing of employee options related to research and development resulted in an increase of $39 thousand in the first three months of 2007 as compared to 2006.
Finance & Administration
     Finance and administration expenses increased by $0.335 million or 40%, to $1.196 million for the first three months of 2007 from $0.861 million for the first three months of 2006. The largest part of the increase, $148 thousand, between periods was a result of the increase in employment costs driven by changes in and hiring of additional headcount. Expensing of employee options related to finance and administration resulted in a decrease of $77 thousand for the first three months of 2007 as compared to the first three months of 2006.

	Three-Month Periods Ended
	March 31,	March 31,
(in thousands)	2007	2006
Non-operating (income) expense:
Interest expense	$(3)	$(75)
Interest income	94	—

Total non-operating (income) expense	$91	$(75)

Interest Expense
     Cash interest expense decreased by $72 thousand, or 95%, from $75 thousand in the first three months of 2006 to $3 thousand in the first three months of 2007. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter through our public offering of our stock. The cash interest expense in the first three months of 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit was repaid in the second quarter of 2006. We let our credit facility with KeyBank expire as of April 30, 2007, but are in the process of securing a larger facility.
Interest Income
          As a result of the successful fundraising in the second quarter of 2006 through a public offering of our stock, we had cash and cash equivalents of $2.053 million and investments of $3.620 million at March 31, 2007. Through cash management, this has resulted in interest income of $94 thousand in the first quarter of 2007, which we expect to decrease in the future quarters due to increased capital expenditures as we continue with the expansion of our anesthesia and analgesia facility.

	Three-Month Periods Ended
	March 31,	March 31,
(in thousands)	2007	2006
Net Loss	$(3,386)	$(565)
Less preferred stock dividends – cash	—	—
Less preferred stock dividends – non cash	—	(183)

Net loss available for common stockholders	$(3,386)	$(748)

Net loss per share, basic and diluted	$(0.07)	$(0.03)

Weighted average common shares outstanding, basic and diluted	47,071	29,125

Net Loss available for common stockholders
     The Net Loss available for common stockholders for the first three months of 2007 was $3.386 million, an increase of $2.638 million, or 353%, from the net loss of $0.748 million for the first three months of 2006. The increase in Net Loss was primarily caused by the reduction of gross profit between the two periods, in addition to the increase in our operating expenses as we prepared for the growth of the business.
Dividends
     Dividends payable for the first three months of 2006 were $183 thousand. We satisfied the dividends payable at the end of the first quarter of 2006 through the issuance of common stock because our credit agreement with KeyBank restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A preferred stock require a 15% premium to the dividend payment, when paid in stock. As a result of the 15% premium our dividend payable in the first quarter was $183 thousand. In December of 2006, the remaining Series A Preferred stock was converted into common shares, eliminating the dividends for the first quarter of 2007.
Liquidity and Capital
     As of March 31, 2007, we had current assets of approximately $23 million, including cash of $2.053 million, investments of $3.620 million and current liabilities of $2.671 million. As of March 31, 2006, we had current assets of approximately $8.585 million, including cash of $213 thousand, and current liabilities of $6.604 million.
     Net cash used by operating activities increased by $2.407 million, or 443%, to $2.950 million in the first three months of 2007, from $0.543 million in the first three months of 2006. The primary use of operating cash flow was as a result of our increase in operating expenses and reduction in gross margin between the periods.
     Net cash provided (used) by investing activities for the first three months of 2007 increased by $0.364 million to $0.222 million from $(0.142) million for the first three months of 2006. The primary source of cash was the sale of investments during the first quarter of 2007.
     Net cash provided by financing activities decreased by $0.113 million, or 49%, to $0.116 million for the first three months of 2007 from $0.229 million for the first three months of 2006.

     This decrease is due to the Company had borrowings under its credit facility in the three months ended March 31, 2006, that did not occur during the same period in 2007.
     We will need to expend significant capital in order to expand our anesthesia and analgesia market share, develop our real-time image guidance product markets and conscious sedation system, expand our global distribution networks, and complete the expansion of our Bethlehem facility. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core anesthesia and analgesia business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness
     We believe we have or will have adequate liquidity and capital resources for the next twelve months. We believe additional liquidity will be available to us through the proceeds of warrant exercises (which are currently outstanding) and a working capital facility which we are currently pursuing.
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
     Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading “Risk Factors” in Item 1 of our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on March 29, 2007 (“Risk Factors”), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-QSB some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this quarterly report on Form 10-QSB, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors.
Item 3. Controls and Procedures .
     Evaluation of Disclosure Controls and Procedures . Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-QSB. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
     Changes in Internal Control Over Financial Reporting . There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults upon Senior Securities.
     Not applicable
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

Date: May 15, 2007	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr.,
Chairman and CEO (Duly authorized officer and chief executive officer of the Registrant)