Form 10QSB
period 2007-06-30
MINRAD INTERNATIONAL, INC.
filed 2007-08-14
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐       No ☑
     The number of shares of the issuer’s common stock outstanding, as of the latest practicable date
(August 10, 2007) 47,907,265
     Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

MINRAD INTERNATIONAL, INC.
FORM 10-QSB
SIX-MONTH PERIOD ENDED JUNE 30, 2007

Item 1. Financial Statements .
MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2007	December 31, 2006
ASSETS

Current assets:

Cash and cash equivalents	$1,202	$4,664
Investments	—	7,249
Interest receivable	—	86
Accounts receivable	9,258	10,473
Inventories, net	10,291	4,360
Prepaid expenses and other current assets	2,979	1,477

Total current assets	23,730	28,309

Property and equipment:
Machinery and equipment	2,927	2,420
Computers and software	1,414	571
Furniture and fixtures	786	662
Leasehold improvements	385	385
Construction in progress	10,047	4,177

	15,559	8,215

Less accumulated depreciation	1,706	1,234

Total property and equipment	13,853	6,981

Other assets	427	439

Total assets	$38,010	$35,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank demand note payable	$3,800	$—
Accounts payable	3,260	965
Accrued expenses	714	1,262
Current portion of long term debt	203	—

Total current liabilities	7,977	2,227

Long term debt	1,826	—

Stockholders’ equity
Common stock	476	470
Additional paid-in-capital	77,986	76,513
Accumulated deficit	(50,255)	(43,481)

Total stockholders’ equity	28,207	33,502

Total liabilities and stockholders’ equity	$38,010	$35,729

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three month periods ended		Six month periods ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$4,304	$2,047	$7,230	$5,171

Cost of goods sold	3,287	1,343	5,523	2,907

Gross profit	1,017	704	1,707	2,264

Operating expenses:
Sales and marketing	1,962	809	3,872	1,570
Research and development	1,386	593	2,447	1,020
Finance and administrative	1,097	1,003	2,293	1,864

Total operating expenses	4,445	2,405	8,612	4,454

Operating loss	(3,428)	(1,701)	(6,905)	(2,190)

Interest income (expense):
Interest expense:	(17)	(78)	(20)	(153)
Interest income	57	114	151	114

Total non-operating income (expense)	40	36	131	(39)

Net loss	(3,388)	(1,665)	(6,774)	(2,229)

Less preferred stock dividends:
Cash dividends	—	(162)	—	(162)
Non cash dividends	—	—	—	(183)

Net loss available for common stockholders	$(3,388)	$(1,827)	$(6,774)	$(2,574)

Net Loss per share basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.08)

Weighted average common shares outstanding basic and diluted	47,214	33,605	47,142	31,378

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2007 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2006	—	$—	47,048,240	$470	$76,513	$(43,481)	$33,502
Conversion of preferred stock and accrued dividends to common stock

Stock options exercised	—	—	45,291	1	116	—	117

Stock based compensation	—	—	—	—	122	—	122

Stock warrants exercised	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	—	—	47,093,531	$471	$76,751	$(46,867)	$30,355

Stock options exercised	—	—	241,331	2	407	—	409

Stock based compensation	—	—	—	—	275	—	275

Stock warrants exercised	—	—	389,400	3	553	—	556
Net loss	—	—	—	—	—	(3,388)	(3,388)

Balance at June 30, 2007	—	$—	47,724,262	$476	$77,986	$(50,255)	$28,207

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX-MONTH PERIOD ENDED JUNE 30, 2006 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible Preferred				Additional
	Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	11,200	$3	29,058,431	$291	$40,262	$(36,209)	$4,347
Conversion of preferred stock and accrued dividends to common stock	(290)	—	145,953	1	1	—	2
Stock options exercised	—	—	33,608	—	57	—	57
Stock based compensation	—	—	—	—	118	—	118
Preferred stock dividends	—	—	—	—	—	(183)	(183)
Net loss	—	—	—	—	—	(565)	(565)

Balance at March 31, 2006	10,910	$3	29,237,992	$292	$40,438	$(36,957)	$3,776
Conversion of preferred stock and accrued dividends to common stock	(286)	—	219,713	2	179	—	181
Stock options exercised	—	—	92,164	1	153	—	154
Stock warrants exercised	—	—	480,956	5	470	—	475
Stock based compensation	—	—	—	—	131	—	131
Sale of common stock; net of costs	—	—	11,500,000	115	34,397	—	34,512
Preferred stock dividends	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(1,665)	(1,665)

Balance at June 30, 2006	10,624	$3	41,530,825	$415	$75,768	$(38,784)	$37,402

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six-Month Period	Six-Month Period
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(6,774)	$(2,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in inventory reserve	—	(10)
Depreciation and amortization	478	226
Stock based compensation	397	249
(Increase) decrease in assets:
Accounts receivable	1,215	(147)
Interest receivable	87	—
Inventories	(5,932)	(2,231)
Prepaid expenses	(1,502)	199
Increase (decrease) in liabilities:
Accounts payable	1,789	(1,734)
Accrued expenses	(548)	(130)

Net cash used by operating activities	(10,790)	(5,807)

Cash flows from investing activities:
Purchases of property and equipment	(6,838)	(962)
Proceeds from sales of investments	7,249
Acquisition of other assets	7	(85)

Net cash used by investing activities	418	(1,047)

Cash flows from financing activities:
Borrowings under demand notes payable	3,800	400
Repayments under demand note payable	—	(3,120)
Principal payments on long-term debt	(33)	—
Proceeds from long term debt	2,063	—
Proceeds from options exercised	525	211
Proceeds from sale of common stock; net of costs	—	34,512
Proceeds from warrants exercised	555	475
Preferred cash dividends paid	—	(170)

Net cash provided by financing activities	6,910	32,308

Net increase (decrease) in cash and cash equivalents	(3,462)	25,454
Cash and cash equivalents — Beginning of period	4,664	670

Cash and cash equivalents — End of period	$1,202	$26,124

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2006 and 2005, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB on March 29, 2007.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 — DEBT
     In 2007, the Commonwealth of Pennsylvania Department of Community and Economic Development approved two loans to the Company for a combined maximum total of $2,150,000.
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
     On May 1, 2007, the Company entered into a loan with the Pennsylvania Industrial Development Authority (PIDA) for a maximum total of $875,000 with a fifteen year term and a 4.75% interest rate. The interest rate on the facility is contingent upon the Company meeting certain restrictive covenants, including increased employment levels. The collateral for the loan is property owned by the Company in Bethlehem, Pennsylvania.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — DEBT (CONTINUED)
     Approximate future loan commitments are as follows for the years ended December 31 (in thousands):

Year	Commitment
2007	$100
2008	206
2009	214
2010	222
2011	230
Thereafter	1,057

Total	$2,029

     On June 15th, 2007, Minrad International Inc’s wholly owned subsidiary, Minrad, Inc. entered into a line of credit with First Niagara Bank. The line of credit has a maximum principal amount of $5,000,000, collateralized by a blanket security lien against all of the assets of the Company. The line is structured as a Demand Facility to fund the working capital needs of the Company and is available at the discretion of the Company. The Company has the option for interest to accrue at LIBOR plus three percent, or at First Niagara’s Prime Rate. As of June 30, 2007, the outstanding principal balance on the line was $3.800 million and interest was being accrued at 8.25%.
NOTE 4 — EQUITY
     During the six-month period ended June 30, 2007, the Company issued 286,622 shares of common stock through options exercised by its employees at a weighted average exercise price of $1.83 per share with the net proceeds of $526 thousand. Additionally, the Company issued 389,400 shares of common stock through the exercise of 404,638 warrants, both cash and cashless, at a weighted average exercise price of $1.43 per share with net proceeds of $556 thousand.
NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the six-month period ended June 30, 2007 amounted to $20 thousand (compared to $177 thousand in 2006). There was minimal cash paid for income taxes for the six -month periods ended June 30, 2007 and 2006.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

	Six-Month Periods Ended
	2007	2006
Non-cash investing and financing activities(in thousands):
Property and equipment acquisitions recorded as accounts payable	$506	$25

Preferred stock dividend payable	$—	$162

Conversion of preferred stock to common stock	$—	$576

Conversion of accrued dividends to common stock	$—	$183

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
     The compensation cost that has been charged against income for options granted under the plan was $397 thousand for the six-month period ended June 30, 2007 ($249 thousand for the six month period ended June 30, 2006). The impact of this expense was to increase basic and diluted net loss per share from $0.13 to $.014 for the six-month period ended June 30, 2007 (the impact increased basic and diluted net loss per share from $0.07 to $0.08 for the six-month period ended June 30, 2006). The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result, the six-month periods ended June 30, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted.
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — STOCK OPTIONS (CONTINUED)
Service Based Options:

	Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.7%	4.4%
Expected life of options	3.7 Years	6.4 Years
Performance Based Options:

Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Expected dividend yield	N/A	N/A
Expected stock price volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life of options	N/A	N/A
     A summary of the status of the options granted under the incentive stock option plan is presented below:
Service Based Options:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining Life	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding as of December 31, 2006	3,470,051	$2.47
Granted to employees - Six-month period ended June 30, 2007	819,000	$6.10
Forfeited — Six-month period ended June 30, 2007	(301,750)	$4.51
Exercised — Six-month period ended June 30, 2007	(282,872)	$1.80

Outstanding as of June 30, 2007	3,704,429	$3.16	3.56	$10,465

Exercisable as of June 30, 2007	2,024,679	$1.75	3.41	$8,465

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — STOCK OPTIONS (CONTINUED)
Performance Based Options:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding as of December 31, 2006	1,480,000	$4.25
Granted to employees — Six-month period ended June 30, 2007	—	$—
Forfeited — Six-month period ended June 30, 2007	(33,750)	$4.25
Exercised — Six-month period ended June 30, 2007	(3,750)	$4.25

Outstanding as of June 30, 2007	1,442,500	$4.25	2.16	$2,423

Exercisable as of June 30, 2007	137,375	$4.25	1.25	$231

     The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2007 was $1.57 ($0.89 during the six-month period ended June 30, 2007). The total intrinsic value of options exercised during the six-month period ended June 30, 2007 was
$ 1.169 million ($167 thousand during the six-month period ended June 30, 2006).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan is presented below:
Service Based Options:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
	Options	Date Fair Value
Non-vested as of December 31, 2006	1,461,710	$1.20
Non-vested granted — Six-month period ended June 30, 2007	813,000	$1.57
Vested — Six-month period ended June 30, 2007	(298,460)	$0.91
Forfeited — Three-month period ended June 30, 2007	(296,500)	$1.24

Non-vested as of June 30, 2007	1,679,750	$1.40

Performance Based Options:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
	Options	Date Fair Value
Non-vested as of December 31, 2006	1,338,875	$0.97
Non-vested granted — Six-month period ended June 30, 2007	—	$—
Vested — Six-month period ended June 30, 2007	—	$—
Forfeited — Six-month period ended June 30, 2007	(33,750)	$0.97

Non-vested as of June 30, 2007	1,305,125	$0.97

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — STOCK OPTIONS (CONTINUED)
     As of June 30, 2007, there was $1.879 million of total unrecognized compensation cost related to non-vested options granted under the plan for both service and performance options. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the six-month period ended June 30, 2007 was $271 thousand ($322 thousand during the six-month period ended June 30, 2006).
NOTE 7 — EARNINGS PER SHARE
     If the Company had generated earnings during the six-month period ended June 30, 2007, approximately 7,359,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 9,604,000 for the six-month period ended June 30, 2006). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-QSB and with our Form 10-KSB filed with the SEC on March 29, 2007.
Company Background
     We operate an interventional pain management business with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. Our products are sold on a global basis. The anesthesia and analgesia business is currently engaged in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. The real-time image guidance business is focused on the commercialization and sale of the SabreSource TM System and the accompanying Light Sabre TM disposable procedure instruments. These products have multiple applications in orthopedics, neurosurgery, interventional radiology and anesthesia. We also are developing a drug / drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness.
Results Of Operations — Six-Month Period Ended June 30, 2007 Compared To Six-Month Period Ended June 30, 2006.

(in thousands)	Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Revenue	$7,230	$5,171

Cost of goods sold	5,523	2,907

Gross profit	$1,707	$2,264

Gross margin	24%	44%

Revenue
     Revenue increased by $2.059 million or 40%, to $7.230 million for the first six months of 2007 as compared to $5.171 million for the first six months of 2006. This increase is primarily attributed to additional sales due to the availability of sevoflurane in certain markets. Revenues were limited during the first half of 2007 due to the manufacturing of both isoflurane and sevoflurane on our isoflurane line (as opposed to separate production lines). In addition we used production time for the processing of customer owned product to extend expiration dating.
     Sales in the United States were $1.612 million for the first six months of 2007, down from $1.752 million in the first six months of 2006. This represented a $140 thousand, or an 8%, decrease from the prior year. International sales grew to $5.618 million for the first six months of 2007, from $3.419 million in the first six months of 2006, a $2.199 million increase, or 64%.
     Our anesthesia and analgesia product line generated 98% of our revenue for the first six months of 2007 compared to 99% for the first six months of 2006. In 2007 real-time image guidance sales accounted for the difference as they were approximately $150 thousand.
Gross Profit
     Gross profit decreased by $0.557 million, or 25%, from $2.264 million for the first six months of 2006 to $1.707 million for the first six months of 2007. As a percentage of revenues, gross margin decreased from 44% for the first six months of 2006 to 24% for the first six months of 2007. This was primarily driven by production changes in our isoflurane active pharmaceutical production line. In the first six months of 2006, our isoflurane active pharmaceutical production line was dedicated primarily to the production of isoflurane. In the first six months of 2007, due to customer demands, this line was used for both the production of isoflurane and sevoflurane, resulting in decreased overall production and gross margins. This was due to downtime incurred during the changeover between products produced, in addition to lower margins observed by producing sevoflurane on the isoflurane active pharmaceutical production line. We also experienced decreased gross margins during the first six months of 2007 as compared to 2006 due to a portion of production in 2007 was dedicated to producing validation batches for products in development or processing of customer owned product to extend expiration dating.

(in thousands)	Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Operating expenses:
Sales and marketing	$3,872	$1,570
Research and development	2,447	1,020
Finance and administrative	2,293	1,864

Total operating expenses	$8,612	$4,454

Sales & Marketing
     Sales and marketing expense increased by $2.302 million, or 147%, to $3.872 million for the first six months of 2007 from $1.570 million for the first six months of 2006. As a percentage of revenue, sales and marketing expenses increased from 30% of revenue during the first six months of 2006 to 54% of revenue during the same period in 2007. The primary cause of this growth was due to the creation and expansion of our field sales organization in the second-half of 2006 and into 2007. Growth in the field sales organization resulted in an increase in sales and marketing wages, employer taxes and health benefits of $972 thousand between the two periods. Expenses related to auto, travel and entertainment for sales and marketing increased by $338 thousand period-over-period, reflecting the increase in sales organization headcount. Commissions increased by approximately $401 thousand during the first six months of 2007 as compared to the first six months of 2006. Expensing employee options resulted in an increase of $110 thousand non-cash expense in the first six months of 2007 when compared to the same period in 2006. In the second quarter of 2007, the Company experienced a one-time charge of $122 thousand as a sales and marketing expense as the Company processed product owned by a customer to extend expiration dating to enhance customer satisfaction.
Research & Development
     Research and development expenses for the first six months of 2007 increased by $1.427 million, or 140%, to $2.447 million from $1.020 million in the six months of 2006. As a percentage of revenue, these expenses increased from 20% for the first six months of 2006 to 34% for the first six months of 2007. The increase between the two periods is due to an expansion of our research and development efforts and headcount related to our anesthesia & analgesia, real-time image guidance, and conscious sedation projects. Growth in the research and development staff between the first six months of 2007 and the first six months of 2006 resulted in an increase of $569 thousand in research and development wages, employer taxes and health benefits. Expensing of employee options related to research and development resulted in an increase of $78 thousand in the first six months of 2007 as compared to the same period in 2006.
Finance & Administrative
     Finance and administrative expenses increased by $429 thousand or 23%, to $2.293 million for the first six months of 2007 from $1.864 million for the first six months of 2006. The largest part of the increase, $290 thousand, between periods was a result of the increased costs related to our new facility in Orchard Park, New York, which had not yet been occupied during the first six months of 2006. Expensing of employee options related to finance and administration resulted in a decrease of $42,057 for the first six months of 2007 as compared to the first six months of 2006.

(in thousands)	Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Non-operating (income) expense:
Interest expense — bank and other	$(20)	$(153)
Interest Income	151	114

Total non-operating (income) expense	$131	$(39)

Interest Expense — bank and other
     Cash interest expense decreased by $133 thousand, or 87%, from $(153) thousand in the first six months of 2006 to $(20) in the first six months of 2007. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter of 2006 through our public offering of our stock. The cash interest expense in the first six months of 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit with KeyBank was repaid in the second quarter of 2006. The cash interest during the first six months of 2007 was primarily related to our two development loans with the Commonwealth of Pennsylvania. We anticipate interest costs to grow in the second half of 2007 as we continue to use our facility with First Niagara Bank and the continued outstanding loans with the Commonwealth of Pennsylvania.
Interest Income
     As a result of the successful fundraising in the second quarter of 2006 through a public offering of our stock, and through cash management, interest income of $151 thousand was earned during the first six moths of 2007 (as compared to $114 thousand during the first six months of 2006). We expect the potential for interest income to decrease in the future quarters due to increased capital expenditures as we continue with the expansion of our anesthesia and analgesia facility.

(in thousands, except per share data)	Six-Month Periods Ended
	June 30,	June 30,
	2007	2006
Net Loss	$(6,774)	$(2,229)
Less preferred stock dividends — cash	—	(162)
Less preferred stock dividends — non cash	—	(183)

Net loss available to common	$(6,774)	$(2,574)

Net loss per share, basic and diluted	$(0.14)	$(0.08)

Weighted average common shares outstanding, basic and diluted	47,142,763	31,377,593

Net Loss
     The Net Loss for the first six months of 2007 was $(6.774) million, an increase of $4.545 million, or 204%, from the net loss of $(2.229) million for the first six months of 2006. The increase in net loss was primarily caused by the reduction of gross profit between the two periods combined with the increases in our operating expenses as we prepare for future growth.
Dividends
     Dividends payable for the first six months of 2006 were $345 thousand. We satisfied the dividends payable at the end of the first quarter of 2006 through the issuance of common stock because our credit agreement with KeyBank restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A preferred stock require a 15% premium to the dividend payment, when paid in stock. As a result of the 15% premium our dividend payable in the first quarter was $183 thousand. In the second quarter of 2006, we satisfied our dividends obligation through paying $162 thousand in cash interest. In December of 2006, the remaining Series A Preferred stock was converted into common shares, eliminating the dividends for the first half of 2007.

Liquidity and Capital
     As of June 30, 2007, we had current assets of approximately $24 million, including cash of $1.202 million and current liabilities of $7.977 million. As of June 30, 2006, we had current assets of approximately $36.520 million, including cash of $26.124 million, and current liabilities of $1.270 million.
     Net cash used by operating activities increased by $4.983 million, or 86%, to $10.790 million in the first six months of 2007, from $5.807 million in the first six months of 2006. The primary use of operating cash flow was a result of our operating loss and to fund growth in accounts receivables and inventory balances and as a result of our increase in operating expenses.
     Net cash used by investing activities for the first six months of 2007 decreased by $1.465 million to $418 thousand from $(1.047) million for the first six months of 2006. The primary uses of cash for investing activities were the purchase of $6.8 million in property, plant, and equipment, and the primary source of cash was the sale of $7.2 million in investments.
     Net cash provided by financing activities decreased by $25.4 million, or 79%, to $6.9 million for the first six months of 2007 from $32.3 million for the first six months of 2006. The decrease was primarily attributable to proceeds of $34.5 million from the sale of 11.5 million shares of common stock were received in the first six months of 2006. These shares were sold through an underwritten public offering, at a per share price to the public of $3.25. In the first six months of 2007 funds were primarily provided through a credit facility with First Niagara Bank and from development loans with the Commonwealth of Pennsylvania.
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
Item 3. Defaults upon Senior Securities.
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of shareholders on May 17, 2007. At the meeting, each of our directors was re-elected. The results of the votes for our directors were as follows:

Director	Votes For	Votes Abstained
William H. Burns, Jr.	34,985,034	66,204
David DiGiacinto	34,744,781	306,457
David Donaldson	35,009,214	42,024
Donald Farley	34,944,469	106,769
Duane Hopper	34,042,426	1,008,812
Robert Lifeso	32,907,936	2,143,302
John Rousseau	34,809,526	241,712
Theodore Stanley	35,009,214	42,024
Brett Zbar	35,009,154	42,084
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:
          10.1 Optional Advance Demand Note between Minrad, Inc. and First Niagara Bank, dated June 15, 2007
          32.1 Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Exchange Act.
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

Date: August 14, 2007	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive officer of the Registrant)