Form 10QSB
period 2007-09-30
MINRAD INTERNATIONAL, INC.
filed 2007-11-13
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
     The number of shares of the issuer’s common stock outstanding, as of the latest practicable date (November 9, 2007): 48,584,633
     Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

MINRAD INTERNATIONAL, INC.
FORM 10-QSB
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

2

Item 1. Financial Statements.
MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$118	$4,664
Investments	—	7,249
Interest receivable	—	86
Accounts receivable	3,304	10,473
Inventories, net	14,176	4,360
Prepaid expenses and other current assets	1,607	1,477

Total current assets	19,205	28,309

Property and equipment:
Machinery and equipment	3,027	2,420
Computers and software	1,446	571
Furniture and fixtures	797	662
Leasehold improvements	385	385
Construction in progress	15,135	4,177

	20,790	8,215
Less accumulated depreciation	1,973	1,234

Total property and equipment	18,817	6,981

Other assets, net	592	439

Total assets	$38,614	$35,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank demand note payable	$4,300	$—
Accounts payable	8,101	965
Accrued expenses	678	1,262
Current portion of long term debt	205	—

Total current liabilities	13,284	2,227

Long term debt	1,775	—

Commitments and contingencies	—	—

Stockholders’ equity
Common stock	479	470
Additional paid-in-capital	78,591	76,513
Accumulated deficit	(55,515)	(43,481)

Total stockholders’ equity	23,555	33,502

Total liabilities and stockholders’ equity	$38,614	$35,729

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three month periods ended		Nine month periods ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006

Revenue	$2,691	$5,278	$9,921	$10,449

Cost of goods sold	3,286	3,214	8,809	6,121

Gross profit (loss)	(595)	2,064	1,112	4,328

Operating expenses:
Sales and marketing	2,144	1,613	6,016	3,183
Research and development	1,590	836	4,037	1,856
Finance and administrative	842	1,444	3,135	3,308

Total operating expenses	4,576	3,893	13,188	8,347

Operating loss	(5,171)	(1,829)	(12,076)	(4,019)

Interest income (expense):
Interest expense:	(98)	—	(118)	(153)
Interest income	9	304	160	418

Total non-operating income (expense)	(89)	304	42	265

Net loss	(5,260)	(1,525)	(12,034)	(3,754)

Less preferred stock dividends:
Cash dividends	—	(162)	—	(324)
Non cash dividends	—	—	—	(183)

Net loss available for common stockholders	$(5,260)	$(1,687)	$(12,034)	$(4,261)

Net loss per share basic and diluted	$(0.11)	$(0.04)	$(0.25)	$(0.12)

Weighted average common shares outstanding basic and diluted	47,876	41,563	47,390	34,810

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2006	—	$—	47,048,240	$470	$76,513	$(43,481)	$33,502

Stock options exercised	—	—	45,291	1	116	—	117

Stock based compensation	—	—	—	—	122	—	122

Net loss	—	—	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	—	$—	47,093,531	$471	$76,751	$(46,867)	$30,355

Stock options exercised	—	—	241,331	2	407	—	409
Stock based compensation	—	—	—	—	275	—	275
Stock warrants exercised	—	—	389,400	3	553	—	556
Net loss	—	—	—	—	—	(3,388)	(3,388)

Balance at June 30, 2007	—	$—	47,724,262	$476	$77,986	$(50,255)	$28,207

Stock options exercised	—	—	79,559	1	192	—	193
Stock based compensation	—	—	—	—	268	—	268
Stock warrants exercised	—	—	196,164	2	145	—	147
Net loss	—	—	—	—	—	(5,260)	(5,260)

Balance at September 30, 2007	—	$—	47,999,985	$479	$78,591	$(55,515)	$23,555

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)
(in thousands, except number of shares)

	Series A
	Convertible Preferred				Additional
	Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	11,200	$3	29,058,431	$291	$40,262	$(36,209)	$4,347
Conversion of preferred stock and accrued dividends to common stock	(290)	—	145,953	1	1	—	2
Stock options exercised	—	—	33,608	—	57	—	57
Stock based compensation	—	—	—	—	118	—	118
Preferred stock dividends	—	—	—	—	—	(183)	(183)
Net loss	—	—	—	—	—	(565)	(565)

Balance at March 31, 2006	10,910	$3	29,237,992	$292	$40,438	$(36,957)	$3,776
Conversion of preferred stock and accrued dividends to common stock	(286)	—	219,713	2	179	—	181
Stock options exercised	—	—	92,164	1	153	—	154
Stock warrants exercised	—	—	480,956	5	470	—	475
Stock based compensation	—	—	—	—	131	—	131
Sale of common stock; net of costs	—	—	11,500,000	115	34,397	—	34,512
Preferred stock dividends	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(1,665)	(1,665)

Balance at June 30, 2006	10,624	$3	41,530,825	$415	$75,768	$(38,784)	$37,402
Stock options exercise	—	—	62,458	1	97	—	98
Stock warrants exercised	—	—	73,536	1	(1)	—	—
Stock based compensation	—	—	—	—	398	—	398
Preferred stock dividends	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(1,525)	(1,525)

Balance at September 30, 2006	10,624	$3	41,666,819	$417	$76,262	$(40,471)	$36,211

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine-Month Period	Nine-Month Period
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(12,034)	$(3,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	747	368
Stock based compensation	665	647
(Increase) decrease in assets:
Accounts receivable	7,169	(3,062)
Interest receivable	86	(88)
Inventories	(9,816)	(3,038)
Prepaid expenses	(130)	(742)
Increase (decrease) in liabilities:
Accounts payable	3,921	(1,834)
Accrued expenses	(584)	1,871

Net cash used by operating activities	(9,976)	(9,632)

Cash flows from investing activities:
Purchases of property and equipment	(9,360)	(2,439)
Proceeds from sales of investments	7,249	—
Acquisition of other assets	(161)	(136)
Purchases of investments	—	(10,778)

Net cash used by investing activities	(2,272)	(13,353)

Cash flows from financing activities:
Borrowings under demand notes payable	4,300	400
Repayments under demand note payable	—	(3,120)
Principal payments on long-term debt	(83)	—
Proceeds from long term debt	2,063	—
Proceeds from options exercised	719	310
Proceeds from sale of common stock; net of costs	—	34,512
Proceeds from warrants exercised	703	475
Preferred cash dividends paid	—	(324)

Net cash provided by financing activities	7,702	32,253

Net increase (decrease) in cash and cash equivalents	(4,546)	9,268
Cash and cash equivalents — Beginning of period	4,664	669

Cash and cash equivalents — End of period	$118	$9,937

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2006 and 2005, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB on March 29, 2007.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company adopted FIN 48 effective as of January 1, 2007, and the adoption did not have a material impact on the consolidated financial statements.
NOTE 3 — INVENTORIES
     Inventories consist of the following :

	September 30,	December 31,
	2007	2006
Raw materials	$8,839	$1,179
Work-in-process	4,308	2,028
Finished goods	1,029	1,153

Total	$14,176	$4,360

Reserves for excess and obsolete inventory were $355 thousand and $0 at September 30, 2007 and December 31, 2006, respectively.
NOTE 4 — DEBT
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
     Approximate future principle payments are as follows for the years ended December 31 (in thousands):

Year	Commitment
2007	$50
2008	206
2009	214
2010	222
2011	230
Thereafter	1,058

Total	$1,980

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — DEBT (CONTINUED)
     On June 15 th , 2007, Minrad International Inc’s wholly owned subsidiary, Minrad, Inc. entered into a line of credit with First Niagara Bank. The line of credit has a maximum principal amount of $5,000,000, collateralized by a blanket security lien against all of the assets of the Company. The line is structured as a Demand Facility to fund the working capital needs of the Company and is available at the discretion of the Company. The Company has the option for interest to accrue at LIBOR plus three percent, or at First Niagara’s Prime Rate. As of September 30, 2007, the outstanding principal balance on the line was $4.300 million and interest was being accrued at 7.75%.
NOTE 5 — EQUITY
     During the nine-month period ended September 30, 2007, the Company issued 366,181 shares of common stock through options exercised by its employees at a weighted average exercise price of $1.96 per share with the net proceeds of $719 thousand. Additionally, the Company issued 585,564 shares of common stock through the exercise of 629,366 warrants, both cash and cashless, at a weighted average exercise price of $1.20 per share with net proceeds of $703 thousand.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the nine-month period ended September 30, 2007 amounted to $118 thousand (compared to $177 thousand in 2006). There was minimal cash paid for income taxes for the nine -month periods ended September 30, 2007 and 2006.

	Nine-Month Periods Ended
	2007	2006
Non-cash investing and financing activities(in thousands):
Property and equipment acquisitions recorded as accounts payable	$3,215	$855

Cashless exercise of warrants	$1	$1

Preferred stock dividend payable	$—	$170

Conversion of preferred stock to common stock	$—	$576

Conversion of accrued dividends to common stock	$—	$183

NOTE 7 — STOCK OPTIONS
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
     The compensation cost that has been charged against income for options granted under the plan was $665 thousand for the nine-month period ended September 30, 2007 ($647 thousand for the nine-month period ended September 30, 2006). The impact of this expense was to increase basic and diluted net loss per share from $0.24 to $0.25 for the nine-month period ended September 30, 2007 (the impact increased basic and diluted net loss per share from $0.10 to $0.12 for the nine-month period ended September 30, 2006). The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result, the nine-month periods ended September 30, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted.
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — STOCK OPTIONS (CONTINUED)
Service Based Options:

	Nine-Month Periods Ended
	September 30,	September 30,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	34%	34%
Risk-free interest rate	4.7%	4.8%
Expected life of options	3.6 Years	5.0 Years
Performance Based Options:

	Nine-Month Periods Ended
	September 30,	September 30,
	2007	2006
Expected dividend yield	N/A	0%
Expected stock price volatility	N/A	34%
Risk-free interest rate	N/A	4.8%
Expected life of options	N/A	3.0 Years
     A summary of the status of the options granted under the incentive stock option plan is presented below:
Service Based Options:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining Life	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding as of December 31, 2006	3,470,051	$2.47
Granted to employees — Nine-month period ended September 30, 2007	1,046,000	$6.10
Forfeited — Nine-month period ended September 30, 2007	(412,750)	$4.63
Exercised — Nine-month period ended September 30, 2007	(356,431)	$1.90

Outstanding as of September 30, 2007	3,746,870	$3.30	3.35	$6,798

Exercisable as of September 30, 2007	2,224,620	$2.02	3.22	$6,170

Performance Based Options:
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding as of December 31, 2006	1,480,000	$4.25
Granted to employees — Nine-month period ended September 30, 2007	—	$—
Forfeited — Nine-month period ended September 30, 2007	(1,338,875)	$4.25
Exercised — Nine-month period ended September 30, 2007	(9,750)	$4.25

Outstanding as of September 30, 2007	131,375	$4.25	1.00	$71

Exercisable as of September 30, 2007	131,375	$4.25	1.00	$71

     The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2007 was $1.55 ($1.16 for service based options and $0.95 for performance based options during the nine-month period ended September 30, 2006).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — STOCK OPTIONS (CONTINUED)
The total intrinsic value of options exercised during the nine-month period ended September 30, 2007 was $ 1.380 million ($305 thousand during the nine-month period ended September 30, 2006).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan:
Service Based Options:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
	Options	Date Fair Value
Non-vested as of December 31, 2006	1,461,710	$1.20
Non-vested granted — Nine-month period ended September 30, 2007	1,040,000	$1.55
Vested — Nine-month period ended September 30, 2007	(572,460)	$1.09
Forfeited — Three-month period ended September 30, 2007	(407,000)	$1.34

Non-vested as of September 30, 2007	1,522,250	$1.42

Performance Based Options:

Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
	Options	Date Fair Value
Non-vested as of December 31, 2006	1,338,875	$0.97
Non-vested granted — Nine-month period ended September 30, 2007	—	$—
Vested — Nine-month period ended September 30, 2007	—	$—
Forfeited — Nine-month period ended September 30, 2007	(1,338,875)	$0.97

Non-vested as of September 30, 2007	—	$—

     As of September 30, 2007, there was $1.634 million of total unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of shares vested during the nine-month period ended September 30, 2007 was $624 thousand ($599 thousand during the nine-month period ended September 30, 2006).
     During the three-month period ended September 30, 2006, the Company granted 1,525,000 performance based options. These options were associated with meeting certain milestone thresholds, of which 1,338,875 were not met by the target date of September 30, 2007 and have been forfeited. Subsequent to September 30, 2007, the Company granted a total of 1,235,000 new performance options with an exercise price of $5.30. The Company has yet to determine if it is probable that any of these performance options would vest over the target period and as such has not determined what if any amount will need to be expensed in future periods.
NOTE 8 — EARNINGS PER SHARE
     If the Company had generated earnings during the nine-month period ended September 30, 2007, approximately 6,955,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 9,923,000 for the nine-month period ended September 30, 2006). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — SUBSEQUENT EVENTS
     On Monday, October 22, 2007, Minrad International, Inc. offered the holders of warrants to acquire its Common Stock (at exercise prices between $0.75 and $3.85) an incentive if the holders exercise their warrants for cash during the period from October 26, 2007 to November 26, 2007. A warrant holder who exercises warrants for cash during the period will receive 0.15 additional shares for each $3.85 paid in exercise price.
     As of October 26th, 2007 the Company had approximately 7.5 million warrants outstanding. If all of these warrants were exercised for cash during the period from October 26, 2007 to November 26, 2007, approximately 634,000 additional shares would be issued.

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
Results of Operations — Nine-month period ended September 30, 2007 Compared To Nine-Month Period Ended September 30, 2006.

	Nine-Month Periods Ended
	September 30,	September 30,
(in thousands)	2007	2006
Revenue	$9,921	$10,449

Cost of goods sold	8,809	6,121

Gross profit	$1,112	$4,328

Gross margin	11%	41%

Revenue
     Revenue decreased by $528 thousand or 5%, to $9.921 million for the first nine months of 2007 as compared to $10.449 million for the first nine months of 2006. This decrease is primarily attributed to the low production volume experienced in the third quarter of 2007. Revenues were limited during the first nine months of 2007 due to the manufacturing of both isoflurane and sevoflurane on our isoflurane line (as opposed to separate production lines). In addition we used production time for the processing of customer owned product to extend expiration dating in the second quarter of 2007.
     Sales in the United States were $2.907 million for the first nine months of 2007, down from $6.111 million in the first nine months of 2006. This represented a $3.204 million, or a 52%, decrease from the prior year. International sales grew to $7.014 million for the first nine months of 2007, from $4.338 million in the first nine months of 2006, a $2.676 million increase, or 62%. Sales in the United States decreased between the first nine months of 2006 and the first nine months of 2007 due to customer orders in response to the timing of regulatory approvals in the United States. Sales outside of the United States during the first nine months of 2007 as compared to the first nine months of 2006 increased due to availability of production which was not dedicated for the United States market.
     Our anesthesia and analgesia product line generated 97% of our revenue for the first nine months of 2007 compared to 99% for the first nine months of 2006. In 2007 real-time image guidance sales accounted for the difference as they were approximately $313 thousand.
Gross Profit
     Gross profit decreased by $3.216 million, or 74%, from $4.328 million for the first nine months of 2006 to $1.112 million for the first nine months of 2007. As a percentage of revenues, gross margin decreased from 41% for the first nine months of 2006 to 11% for the first nine months of 2007. This was primarily driven by sub optimal production performance and inventory adjustments arising from the fact that we are undergoing a significant plant expansion at our Bathlehem, PA Facility, and due to the introduction of our new sevoflurane product line. The main production issue for the first nine months of 2007 remained the production of isoflurance and sevoflurane on the Isoflurane API line which caused substantial change over downtime. Also affecting the manufacturing performance was a portion of the production dedicated to producing validation batches for products in development, processing of customer owned product to extend expiration dating, and disruption caused by construction of the new dedicated sevoflurane line. Inventory adjustments of approximately $1.1 million in the third quarter of 2007, were the result of physical inventory adjustments, reserves against our work-in-process inventory due to potential reprocessing of work-in-process material, processing issues which occurred during the third quarter of 2007, purchase price variances, and changes in engineering specifications in our real-time image guidance line.

	Nine-Month Periods Ended
	September 30,	September 30,
(in thousands)	2007	2006
Operating expenses:
Sales and marketing	$6,016	$3,183
Research and development	4,037	1,856
Finance and administrative	3,135	3,308

Total operating expenses	$13,188	$8,347

Sales & Marketing
     Sales and marketing expense increased by $2.834 million, or 89%, to $6.016 million for the first nine months of 2007 from $3.183 million for the first nine months of 2006. As a percentage of revenue, sales and marketing expenses increased from 30% of revenue during the first nine months of 2006 to 61% of revenue during the same period in 2007. The primary cause of this growth was due to the creation and expansion of our field sales organization in the second-half of 2006 and into 2007. Growth in the field sales organization resulted in an increase in sales and marketing wages, employer taxes and health benefits of $1.335 million between the two periods. Expenses related to auto, travel and entertainment for sales and marketing increased by $394 thousand period-over-period, reflecting the increase in sales organization headcount. Commissions increased by approximately $404 thousand during the first nine months of 2007 as compared to the first nine months of 2006. Expensing employee options resulted in an increase of $137 thousand non-cash expense in the first nine months of 2007 when compared to the same period in 2006. In the second quarter of 2007, the Company experienced a one-time charge of $122 thousand as a sales and marketing expense as the Company processed product owned by a customer to extend expiration dating to enhance customer satisfaction.
Research & Development
     Research and development expenses for the first nine months of 2007 increased by $2.181 million, or 118%, to $4.037 million from $1.856 million in the nine months of 2006. As a percentage of revenue, these expenses increased from 18% for the first nine months of 2006 to 41% for the first nine months of 2007. The increase between the two periods is due to an expansion of our research and development efforts and headcount related to our anesthesia & analgesia, real-time image guidance, and conscious sedation projects. Growth in the research and development staff between the first nine months of 2007 and the first nine months of 2006 resulted in an increase of $784 thousand in research and development wages, employer taxes and health benefits. Product development costs for new projects increased $794 thousand between the two periods. Costs associated with registration of our products increased $369 thousand in the first nine months of 2007, this cost is primarily due to the increased rate of product registration which occurred during the first nine months of 2007. Expensing of employee options related to research and development resulted in an increase of $146 thousand in the first nine months of 2007 as compared to the same period in 2006.
Finance & Administrative
     Finance and administrative expenses decreased by $173 thousand or 5%, to $3.135 million for the first nine months of 2007 from $3.308 million for the first nine months of 2006. Expensing of employee options related to finance and administration resulted in a decrease of $283 thousand for the first nine months of 2007 as compared to the first nine months of 2006 and a one time expense of $228 thousand which occurred during the third quarter of 2006 related to changes in finance and administrative staff. There was an increase of $399 thousand between periods that was a result of the increased costs related to our new facility in Orchard Park, New York, which was occupied during September of 2006.

	Nine-Month Periods Ended
	September 30,	September 30,
(in thousands)	2007	2006
Non-operating (income) expense:
Interest expense — bank and other	$(118)	$(153)
Interest Income	160	418

Total non-operating (income) expense	$42	$265

Interest Expense — bank and other
     Cash interest expense decreased by $35 thousand, or 23%, from $(153) thousand in the first nine months of 2006 to $(118) in the first nine months of 2007. This was due to a reduced level of overall debt primarily as a result of the successful fund raising in the second quarter of 2006 through our public offering of our stock. The cash interest expense in the first nine months of 2006 was primarily due to interest on the line of credit with KeyBank. This line of credit with KeyBank was repaid in the second quarter of 2006. The cash interest during the first nine months of 2007 was primarily related to our two development loans with the Commonwealth of Pennsylvania and the line of credit with First Niagara. We anticipate interest costs to grow in future quarters of 2007 as we continue to use our facility with First Niagara Bank and the continued outstanding loans with the Commonwealth of Pennsylvania.
Interest Income
     As a result of cash management and investing of available funds, interest income of $160 thousand was earned during the first nine months of 2007 (as compared to $418 thousand during the first nine months of 2006). The decrease between the two periods was as a result of the decreased cash balances during the first nine months of 2007. We expect the potential for interest income to decrease in the future quarters due to increased capital expenditures as we continue with the expansion of our anesthesia and analgesia facility.

	Nine-Month Periods Ended
	September 30,	September 30,
(in thousands, except per share data)	2007	2006
Net Loss	$(12,034)	$(3,754)
Less preferred stock dividends — cash	—	(324)
Less preferred stock dividends — non cash	—	(183)

Net loss available to common	$(12,034)	$(4,261)

Net loss per share, basic and diluted	$(0.25)	$(0.12)

Weighted average common shares outstanding, basic and diluted	47,390,015	34,810,115

Net Loss
     The Net Loss for the first nine months of 2007 was $(12.034) million, an increase of $8.280 million, or 221%, from the net loss of $(3.754) million for the first nine months of 2006. The increase in net loss was primarily caused by the reduction of gross profit between the two periods combined with the increases in our operating expenses as we prepare for future growth.
Dividends
     Dividends incurred during the first nine months of 2006 were $507 thousand. We satisfied the dividends payable at the end of the first quarter of 2006 through the issuance of common stock because our credit agreement with KeyBank restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A preferred stock require a 15% premium to the dividend payment, when paid in stock. As a result of the 15% premium our dividend payable in the first quarter was $183 thousand. In the second and third quarters of 2006, we satisfied our dividends obligation through paying $324 thousand in cash interest. In December of 2006, the remaining Series A Preferred stock was converted into common shares, eliminating the dividends for the first nine months of 2007.
Liquidity and Capital
     As of September 30, 2007, we had current assets of approximately $19.205 million, including cash of $118 thousand and current liabilities of $13.284 million. As of September 30, 2006, we had current assets of approximately $35.810 million, including cash of $9.937 million, and current liabilities of $4.009 million.
     Net cash used by operating activities increased by $344 thousand, or 4%, to $9.976 million in the first nine months of 2007, from $9.632 million in the first nine months of 2006. The primary use of operating cash flow was a result of our decrease in gross margin, the funding of growth in inventory and as a result of our increase in operating expenses.
     Net cash used by investing activities for the first nine months of 2007 decreased by $11.081 million to $2.272 million from $13.353 million for the first nine months of 2006. The primary uses of cash for investing activities were the purchase of $9.3 million in property, plant, and equipment related to the Bethlehem plant expansion project, and the primary source of cash was the sale of $7.2 million in investments in the first nine months of 2007.

     Net cash provided by financing activities decreased by $24.5 million, or 76%, to $7.7 million for the first nine months of 2007 from $32.3 million for the first nine months of 2006. The decrease was primarily attributable to proceeds of $34.5 million from the sale of 11.5 million shares of common stock were received in the first nine months of 2006. These shares were sold through an underwritten public offering, at a per share price to the public of $3.25. In the first nine months of 2007 funds were primarily provided through a credit facility with First Niagara Bank and from development loans with the Commonwealth of Pennsylvania.
     We believe we have adequate liquidity and access to capital resources for the next twelve months. We believe we will be able to fund our anticipated working capital needs throughout the next 12 months with additional borrowings. We believe we will be able to obtain these expanded credit facilities in the near term, although these expanded credit facilities are not in place as of September 30, 2007.
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
     Not applicable
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

Date: November 13, 2007	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive officer of the Registrant)