Form 10KSB
period 2007-12-31
MINRAD INTERNATIONAL, INC.
filed 2008-03-31
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year: $12,952,000

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common equity, as of March 26, 2008 was $20,093,875. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant’s outstanding common stock have been deemed to be affiliates.

The total number of shares of common stock of the Registrant that were outstanding on March 26, 2008 was 48,790,005.

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

The Company is an interventional pain management company with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. The Company’s products are sold throughout the world.

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

Our SabreSourcetm Real-Time Image Guidance System, or SabreSourcetm system, and complementary Light Sabretm disposable products facilitate minimally invasive surgery, primarily for pain management, and have broad applications in orthopedics, neurosurgery and interventional radiology. SabreSourcetm uses unique x-ray and laser technology to enable medical professionals to precisely visualize both the surface point of entry and true angle of approach required to reach an internal treatment area or biopsy site. These products are designed to improve accuracy in interventional procedures and reduce radiation exposure. We sell these products directly in the United States and through distributors internationally.

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

We compete and expect to compete in two areas of this broad drug market: the production of inhalation anesthetics and the development of a drug/drug delivery system for conscious sedation. The inhalation anesthetic worldwide market is estimated at $1.3 billion annually and is comprised of five products: halothane, enflurane, isoflurane, sevoflurane and desflurane. The first three are generic anesthetics and all but halothane are halogenated ethers. Ross Terrell, Ph.D., synthesized and patented enflurane, isoflurane and desflurane. In recognition of his contribution to the industry for these three new chemical entities, Dr. Terrell was named the Pharmaceutical Manufacturing Associations’ Man of the Year in 1991. Dr. Terrell is a company consultant, member of our Scientific Advisory Board and our retired Vice President of Research. In recognition of Dr. Terrell and the association his name creates, we market our isoflurane under the brand Terrelltm. We currently manufacture and sell sevoflurane, enflurane and isoflurane, and expect to enter the desflurane market in late 2008 or early 2009.

Sevoflurane

The largest selling drug in the inhalation anesthetic market is sevoflurane. Sevoflurane has gained acceptance as a result of its rapid induction and recovery properties, which makes it a popular choice for pediatric and outpatient procedures. Today, sevoflurane is protected only by process patents. We, along with two other manufacturers, have process patents to manufacture sevoflurane.

We have synthesized, patented and validated unique processes to manufacture sevoflurane. These processes allow us to compete in marketing a product line in which process patents have created high barriers to market entry, both from an economic and environmental compliance standpoint. Two key aspects of our production process are the use of a unique phase transfer catalyst and process technology to ensure that the compound is anhydrous and stable. In May of 2007, we received FDA approval to market sevoflurane in the Untied States and as of December 31, 2007 have approval in 12 other markets

Desflurane

We believe Desflurane is the second largest selling inhalation anesthetic. Presently marketed solely by Baxter, desflurane’s low metabolism and cardiovascular stability have made it popular for use in longer surgical procedures. Baxter’s proprietary utility patent expired in February 2007. We anticipate that there will be heavy competition among four or five manufacturers for sales of desflurane when a Baxter process patent expires in either 2010 or 2011, depending on the jurisdiction. We have filed a distinct process patent which uses a novel method of fluorination that we believe will allow us to enter the desflurane market in the near term, following regulatory approvals. In this regard, we have filed an Abbreviated New Drug Application, or ANDA, for review with the FDA in January of 2008.

Enflurane and Isoflurane

Enflurane and isoflurane were introduced to the world market in the late 1970’s and early 1980’s, respectively. Enflurane is presently a niche product and is principally utilized in labor and delivery, and for coronary by-pass procedures. It is the only inhalation anesthetic approved for use in labor and delivery. We believe that we were the only manufacturer of enflurane in 2007.

Isoflurane remains the drug of choice for procedures involving companion animals and also is used in neurological and general surgical procedures. Isoflurane sales volumes continue to increase in developing countries, previously dominated by halothane, as delivery equipment, such as vaporizers, become more accessible and the drug more affordable. We, Abbott, Baxter, Nicholas Piramal, Ltd., an Indian corporation, and Halocarbon Products Corporation manufacture isoflurane. We market isoflurane under the brand name Terrelltm in the human market and Attanetm in the veterinary market. We estimate a world market of slightly over $75 million for isoflurane, approximately one-third of which is in the veterinary segment.

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

Image Guidance Product Overview

Currently, physicians seeking accurate access to a surgical or biopsy sub-surface procedure site must endure near constant radiation exposure with their patients when using a fluoroscope. Our SabreSourcetm system, uses patented technology to enable medical professionals to identify both the surface point of entry and the true angle of approach required to precisely target an internal treatment area or biopsy site with 25% to 90% reduction in x-ray on-time. The SabreSourcetm system is our second-generation image guidance system. It provides advantages in ease of use, greater flexibility and improved control as compared to the DRTS® system, our first generation system. Both the SabreSourcetm and DRTS® systems provide accurate targeting to within one millimeter at a distance of one meter from a fluoroscope’s x-ray source.

The SabreSourcetm system is an add-on accessory that is mounted to the C-Arm imaging device used for fluoroscopically-guided surgery. The SabreSourcetm system places a targeting cross-hair onto the fluoroscopic image and directs a visible laser beam onto the patient. The physician uses a hand-held remote control to position the cross-hair onto the desired anatomic target, which simultaneously positions the laser to indicate the surface point of entry and angle of approach required to reach the anatomical structure targeted by the physician.

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

Physicians who have used the technology employed in both our SabreSourcetm system and the first-generation DRTS® system have cited several benefits to both patients and medical professionals, including:

•	improved surgical accuracy and corresponding reduction in complications;

•	a reduction in x-ray on-time of 25% to 90% depending on the type of procedures; and

•	the elimination of multiple instrument penetrations in attempts to locate subsurface targets and a corresponding reduction in time, expense and trauma.

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

Conscious Sedation

We are developing a drug/drug delivery system for the use of halogenated ethers as inhalation analgesics, which we call “conscious sedation.” This initiative seeks to leverage our two product lines: real-time image guidance systems and inhalation anesthetics. We have filed a patent application, “Drug Delivery for Conscious Sedation,” for a new system to administer conscious sedation that would compete with the widespread use of nitrous oxide, sedative hypnotics and narcotic analgesics in both the pre-hospital and critical care hospital markets. This patent was authored by William H. Burns, Jr., our Chief Executive Officer, John C. McNeirney, our Senior Vice President and former Chief Technology Officer, and Dr. Terrell.

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

To preserve patient safety, the FDA does not allow the simultaneous testing of a new device and a new drug. We plan to file 510(k) applications on the device in the first half of 2008. We will subsequently file Investigational New Drug, or IND, applications for review by hospital and university Institutional Review Boards, or IRBs, contingent on 510(k) acceptance. The predicate device on which our conscious sedation system is based is the electronically metered administration of nitrous oxide. Because the inhalation agents are already approved at a higher dose for anesthesia and have been safely administered, we plan to commence Phase III testing immediately following 510(k) acceptance and an IND filing on the inhalation agent. Presuming the inhalation agent used is sevoflurane, our previously filed ANDA for the manufacture and marketing of sevoflurane would be the basis for our drug approval. Potential uses for conscious sedation include, but are not limited to, colonoscopies, burn dressing changes, pain relief in ambulances and emergency rooms prior to diagnosis, sedation in intensive care and critical care units, dental and oral surgery procedures, relaxation for magnetic resonance imaging diagnosis, office-based dermatological or podiatric procedures and various catheterizations.

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

Our International Partners

Internationally, we sell our anesthesia and analgesia products, and will sell our real-time image guidance products, through local distribution partners. On December 31, 2007, we had in excess of 60 active distribution agreements with sales partners that require, after anticipated regulatory approvals are obtained in the respective countries, increasing minimum annual purchases for those partners to remain our exclusive distributor within their territories.

Partner Annual Minimum Purchases

By 2011, the annual minimum purchases of our inhalation anesthetic products required from our distributors in order for them to maintain exclusivity by territory under existing agreements will reach approximately $125 million. In July 2004 (amended in 2006 and 2007), we signed a contract with RxElite, a United States distributor of inhalation respiratory products. Assuming RxElite meets the volume milestones in the agreement that would allow them to renew the agreement and to remain an exclusive distributor in the United States, U.S. sales under the contract with RxElite will approach in excess of $50 million in 2010. RxElite began purchasing human inhalation anesthetics under this contract on September 30, 2004. On April 14, 2005, we entered into an amendment of the existing agreement with RxElite to grant them a non-exclusive right to purchase Attanetm, our brand name for isoflurane, for distribution for veterinary uses in the U.S. market. The amendment also gives RxElite the exclusive right to purchase for distribution to end-users other generic inhalation anesthetic products that we expect to make in the future, including, desflurane (for human use), when they become available. Terms of the original contract, which were not amended, provide RxElite with the exclusive right to distribute for human use two of our other generic drugs, isoflurane and enflurane under the RxElite label, and provide RxElite the exclusive right to distribute sevoflurane for human use after approval by the FDA has been received and any existing period of exclusivity granted by the FDA has expired.

The initial term of the RxElite agreement ended on December 31, 2007, but has been amended to continue through March 31, 2010 provided that RxElite meets certain requirements. We may only terminate this agreement under limited circumstances, such as if RxElite fails to meet minimum annual purchase commitments or fails to pay any amount it owes to us. The agreement also provides that if we or RxElite recall any of the products distributed by RxElite because the products are believed to violate a provision of applicable law, we will bear the costs of the recall.

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

The supply agreement with Merck was effective as of February 11, 2005 and expires on February 11, 2010. We may only terminate this Agreement in the event that Merck is guilty of a breach, non-observance or non- performance of its obligations under the agreement that is not remedied and under certain other circumstances. Under the terms of the agreement, the obligations of our subsidiary, Minrad Inc., have been assigned to Minrad EU, our wholly owned European subsidiary. In 2007, Merck Génériques was purchased by Mylan, with whom the agreement is currently in place with.

We are pursuing a similar strategy for our real-time image guidance products. We are identifying key medical device distributors outside the United States and negotiating agreements that provide geographic exclusivity if annual minimum purchase commitments are met.

Our Sales and Marketing Organization

We invested in building a direct sales organization in the United States. The primary responsibilities of this organization are the training and education of SabreSourcetm system physician users and supporting RxElite.

We plan to continue expand our international sales organization to support and drive growth as we obtain regulatory approvals and subsequent market penetration. Our international sales organization is led by international area managers located throughout the world. Typically, our international area managers are foreign nationals with U.S. education and business experience who wish to return to their home regions.

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

Competition

The anesthetic agent and image guidance device markets are highly competitive. We compete with many companies, both public and private, ranging from small, highly focused companies to large diversified healthcare manufacturers. As an example, the sevoflurane market is highly concentrated with Abbott being the only entrant in many markets. In other markets, competition entails either two or three players, consisting of Minrad, Abbott and Baxter.

We believe that the most effective competitors in our markets are focused on product quality and performance, breadth of product offering, manufacturing efficiency and the ability to develop and deliver cost-effective products that help medical professionals provide high-quality care in an environment that requires increasing levels of efficiency and productivity. Our strategy is to be the low-cost manufacturer in a generic anesthetic agent market and otherwise compete with high performance proprietary products. We seek to leverage the strength of our marketing partners to effectively distribute our inhalation agents domestically and internationally and our image guidance products internationally.

Research & Development

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

Our research and development expenses were $5.4 million for 2007 and $2.9 million for 2006.

Intellectual Property

We own the rights to 14 issued U.S. patents and have five U.S. patent applications pending, all related to products and processes. In addition, we own the rights to numerous related issued international patents with others pending. We have one additional U.S. patent application (APP#10/272,922) that is not related to any of our current products or processes. Our conscious sedation patent application includes the use of anesthetic agents as analgesic agents, the method of delivery of the agents for conscious sedation and the use of the system in a group of procedures.

Product Regulatory Status

Inhalation Anesthetics — United States

We have marketing approvals to sell sevoflurane, enflurane and isoflurane in the United States, and have applied for marketing approval to sell desflurane in the United States.

Inhalation Anesthetics — International

We and our pharmaceutical partners have marketing approvals as follows:

•	enflurane approvals in 18 countries and two applications filed;

•	isoflurane approvals in 36 countries with nine applications filed;

•	sevoflurane approvals in 13 countries with 41 applications filed.

Real-time image guidance medical devices — United States

We have six medical device products with FDA acceptance. These device acceptances cover: SabreSourcetm and Tri-Knew Battery Charger, an accessory to our SabreSourcetm system; a proprietary, optically correct surgical drape and a remote control drape; and six different Light Sabre instruments.

Real-time image guidance medical devices — International

We have EN 13485 Device Directive Registration (CE mark) for SabreSourcetm and its accessories, which allows us to market these products directly into the European Union with only notification to an appropriate regulatory body. We have received marketing approval in 40 countries and will continue to submit applications in additional countries during 2008.

Manufacturing

At our Bethlehem facility, we currently produce bulk isoflurane, enflurane and sevoflurane from raw materials. Upon completion of production, these anesthetics and analgesics are either packaged on site into 100 milliliter and 250 milliliter bottles and prepared for distribution or distributed in bulk packaging. We began producing and shipping sevoflurane in the second quarter of 2005. We will also have the ability to produce desflurane at our Bethlehem Facility, once we receive regulatory acceptance.

At this time, we rely on third-party contract manufacturers to produce many of the components for our SabreSourcetm system. Sub-assemblies that involve proprietary materials and methods may be manufactured in-house or contracted out. Final device assembly is done at our facility in Orchard Park, New York. Light Sabretm components are manufactured, assembled and sterilized by third parties and are subject to our acceptance.

Raw Materials

Many of the raw materials used in our anesthesia and analgesia products are readily available from multiple sources. Four of the raw materials, however, are only available from a limited number of suppliers. We have qualified three suppliers for each of chloro trifluoro ethylene, or CTFE, chloro difluoro methane, or CDFM, and trifluoro ethanol, or TFE. Hexafluoroisopropyl methyl ether, or HFMOP, which is used in making sevoflurane, is currently is available from only two sources. If we were unable to obtain HFMOP, we have the technology to produce this chemical; however, if we have to produce HFMOP it would require a significant capital investment and diversion of resources. Interruption in the supply of raw materials for anesthesia and analgesia synthesis could adversely affect our ability to supply finished product in the short-term.

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

Existing U.S. patents:

Patent
Number	Title	Filing Date	Expiration Date

5,810,841	ENERGY GUIDED APPARATUS AND METHOD	5/20/1997	5/20/2017
5,969,193	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/18/1997	8/18/2017
6,036,639	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	4/11/1997	4/11/2017
6,096,049	LIGHT GUIDING DEVICE AND METHOD	7/27/1998	7/27/2018
6,200,274	REMOVABLE NEEDLE RULE	7/7/1998	7/7/2018
6,264,618	SAMPLING DEVICE AND METHOD OF RETRIEVING A SAMPLE	1/28/2000	1/28/2020
6,297,502	ALIGNMENT VERIFICATION DEVICE AND METHOD OF USING THE SAME WITH A VISUAL LIGHT BEAM AND AN X-RAY	5/29/1998	5/29/2018
6,283,125	STERILE DRAPE	11/19/1998	11/19/2018
6,444,358	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	3/10/2000	3/10/2020
6,679,267	STERILE DRAPE	8/31/2001	8/31/2021
6,694,169	TARGETING SYSTEM AND METHOD OF TARGETING	2/22/2001	2/22/2021
6,829,500	METHOD AND DEVICE FOR DETERMINING ACCESS TO A SUBSURFACE TARGET	6/15/1999	6/15/2019
10/644,500	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/20/2003	8/20/2023
11/098,243	REMOVAL OF CARBON DIOXIDE AND CARBON MONOXIDE FROM PATIENT EXPIRED GAS DURING ANESTHESIA	4/4/2005	4/4/2025

Pending U.S. patent applications:

Application			Expiration Date
Number	Title	Filing Date	Assuming Issuance

10/272,794	DRUG DELIVERY SYSTEM FOR CONSCIOUS SEDATION	10/17/2002	10/17/2022
10/977,759	TARGETING SYSTEM AND METHOD OF TARGETING	10/29/2004	10/29/2024
11/281,294	METHOD FOR THE PREPARATION OF SEVOFLURANE	11/17/2005	11/17/2025
11/281,293	PROCESS FOR PRODUCTION OF 1,2,2,2 — TETRAFLUORO ETHYL DIFLUORO METHYL ETHER	11/17/2005	11/17/2025
11/406,480	PREPARATION OF SEVOFLURANE WITH NEGLIGIBLE WATER CONTENT	4/18/2006	4/18/2026

We also seek to protect our intellectual property in foreign countries and pursue an intellectual property strategy where we file patents in countries throughout the world in what we believe to be a cost-effective manner.

Government Regulation

We manufacture active anesthesia and analgesia ingredients, specifically the chemical synthesis of inhalation anesthetic compounds, and we produce finished anesthesia and analgesia products using the compounds manufactured at our Bethlehem facility. These manufacturing operations are regulated by the FDA and performed in compliance with current good manufacturing practices, or cGMP, as set out by the FDA. The cost of global regulatory compliance and quality assurance was approximately $1.6 million in 2007, or 13% of sales, reflecting the high fixed expense of initiating regulatory and quality systems including EN 13485 Device Directive Registration. Global regulatory and quality costs are expected to increase in future years but we believe we will enjoy operating leverage from economies of scale as our fixed regulatory costs are spread over higher volume. The Bethlehem facility is registered with the FDA as a pharmaceutical manufacturer and distributor. It is also registered as a pharmaceutical distributor with the states of Pennsylvania, Texas, Idaho and Kentucky. In addition, we believe that the operations at the Bethlehem facility are in material compliance with the federal, state and local regulations regarding environmental protection and occupational safety and health. Historically, the annual cost of environmental compliance at our Bethlehem facility averages between 1.6% and 2.2% of revenue generated by the facility.

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

Drugs

Our anesthesia and analgesia products are “prescription only” drug products that require FDA approval prior to marketing. Since the products are generic an ANDA for human use drugs, or an Abbreviated New Animal Drug Application (ANADA) for veterinary use drugs is used to gain marketing approval. A generic manufacturer must demonstrate that the manufacture of the product complies with applicable cGMP and that the product meets the same specifications as the initial FDA New Drug Application approved drug. Three of our products, sevoflurane, isoflurane and enflurane, have been approved by the FDA. We submitted an ANDA for desflurane in January 2008.

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

Registration and Listing

Our two facilities are FDA registered establishments. Our Bethlehem facility is registered as a drug manufacturing and labeling facility, and our Orchard Park facility is registered as a medical device manufacturing facility engaged in basic medical device development, distribution and manufacturing. Each of our products is listed separately within the requisite divisions of the FDA. Listing a product with the FDA is done concurrently with the initial marketing of that product.

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

Manufacturing regulations for devices, including design controls

We comply with cGMPs and have established and implemented a quality management system for our device manufacturing facility in Orchard Park, NY that complies with the FDA Quality Management System requirements and our ISO 13485-2003 certification. Our quality management system establishes procedures and policies for controlling our manufacturing process. Inclusive in our quality management system includes design controls, design procedures and work instructions and personnel training.

Post-marketing obligations

We comply with the FDA Quality Management System and ISO 13485-2003 requirements relating to product complaints, corrections, removal, recalls and reporting requirements as are determined and processed by our executive management and vice president of regulatory affairs.

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

An audit of our Bethlehem facility was performed in December 2006 and resulted in only minimal findings or observations.

Employees

As of December 31, 2007, we had 139 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

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

We rely upon a single manufacturing facility for the majority of our revenue

The majority of our revenue for 2007 and anticipated revenue for future periods is as a result our Bethlehem manufacturing facility. The loss of this facility on either a temporary or permanent basis could result in significant risk to the business and our inability to meet current and future demand for our products.

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

Throughout 2007 we were in the process of expanding our Bethlehem facility to provide capacity to produce in a timely manner the quantities of isoflurane, enflurane, sevoflurane and desflurane that we may be required to deliver to our sales partners. We expect further facility expansions for our Bethlehem Facility to occur in future periods. If we are not able to obtain permits and local governmental approvals or if we encounter unexpected delays in obtaining such permits or approvals, our expansion may be delayed, our sales may suffer and we may not be able to meet our contractual obligation to supply product to our sales partners.

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

We will need to make additional investments in financial processes and staffing in order to ensure that our internal controls over financial reporting are effective.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. As of December 31, 2007, we determined that our internal controls over financial reporting had several material weaknesses, which we will need to correct in future periods, requiring us to invest additional resources in financial processes and staffing. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment in our future annual reports from now on. An independent attestation of the internal control over financial reporting will be required for our annual report for the year ended December 31, 2008 or 2009, depending upon the determination as to whether or not the Company will be considered an accelerated filer upon measuring its non-affiliated public float at June 30, 2008.

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

Existing U.S. patents:

Patent
Number	Title	Filing Date	Expiration Date

5,810,841	ENERGY GUIDED APPARATUS AND METHOD	5/20/1997	5/20/2017
5,969,193	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/18/1997	8/18/2017
6,036,639	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	4/11/1997	4/11/2017
6,096,049	LIGHT GUIDING DEVICE AND METHOD	7/27/1998	7/27/2018
6,200,274	REMOVABLE NEEDLE RULE	7/7/1998	7/7/2018
6,264,618	SAMPLING DEVICE AND METHOD OF RETRIEVING A SAMPLE	1/28/2000	1/28/2020
6,297,502	ALIGNMENT VERIFICATION DEVICE AND METHOD OF USING THE SAME WITH A VISUAL LIGHT BEAM AND AN X-RAY	5/29/1998	5/29/2018
6,283,125	STERILE DRAPE	11/19/1998	11/19/2018
6,444,358	LARYNGOSCOPE HAVING LOW MAGNETIC SUSCEPTIBILITY	3/10/2000	3/10/2020
6,679,267	STERILE DRAPE	8/31/2001	8/31/2021
6,694,169	TARGETING SYSTEM AND METHOD OF TARGETING	2/22/2001	2/22/2021
6,829,500	METHOD AND DEVICE FOR DETERMINING ACCESS TO A SUBSURFACE TARGET	6/15/1999	6/15/2019
10/644,500	METHOD FOR THE PREPARATION OF SEVOFLURANE	8/20/2003	8/20/2023
11/098,243	REMOVAL OF CARBON DIOXIDE AND CARBON MONOXIDE FROM PATIENT EXPIRED GAS DURING ANESTHESIA	4/4/2005	4/4/2025

Pending U.S. patent applications:

Application			Expiration Date
Number	Title	Filing Date	Assuming Issuance

10/272,794	DRUG DELIVERY SYSTEM FOR CONSCIOUS SEDATION	10/17/2002	10/17/2022
10/977,759	TARGETING SYSTEM AND METHOD OF TARGETING	10/29/2004	10/29/2024
11/281,294	METHOD FOR THE PREPARATION OF SEVOFLURANE	11/17/2005	11/17/2025
11/281,293	PROCESS FOR PRODUCTION OF 1,2,2,2 — TETRAFLUORO ETHYL DIFLUORO METHYL ETHER	11/17/2005	11/17/2025
11/406,480	PREPARATION OF SEVOFLURANE WITH NEGLIGIBLE WATER CONTENT	4/18/2006	4/18/2026

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

Our common stock ownership is highly concentrated. As of February 15, 2008, 4,197,991 shares of Common Stock or 8.4% of outstanding were beneficial owned by Officers and Directors, while 18,475,012 shares of Common Stock or 34.5% of outstanding were beneficially owned by holders which each hold 10.0% or more. As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

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

Our principal offices are located at 50 Cobham Drive, Orchard Park, New York, where we lease approximately 37,400 square feet of laboratory and office space. We entered into a ten-year lease, starting in September of 2006, with the option to purchase the building after seven years for $4,260,000. The lease requires annual payments of approximately $436,000 in year one, increasing over time to approximately $486,000 in year ten.

We also own a 28,687 square-foot modern pharmaceutical manufacturing facility on four acres in Bethlehem, Pennsylvania that consists of approximately 11,500 square feet of finished office and laboratory space and approximately 17,000 square feet of manufacturing space. The Bethlehem facility is encumbered by two mortgages, the first being held by the Pennsylvania Industrial Development Authority and the second by Laminar Direct Capital L.P. The Bethlehem facility is also subject to a Mechanic’s lien claim of approximately $100 thousand.

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

As of February 26, 2008, we were named as subject to a Mechanic’s lien in regards to work performed on our Bethlehem Facility expansion which has not yet been paid, in the Court of Common Pleas of Northampton, Co., PA. The claimant is Electro Chemical Engineering and Manufacturing Company, who is seeking payment of $100 thousand which the Company currently owes.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity And Related Stockholder Matters.

Our common stock is listed on the American Stock Exchange under the symbol “BUF.” The following table shows the high and low prices of our stock in each quarter during the last two fiscal years.

Market Information

	High	Low

2006
March 31, 2006	2.75	1.55
June 30, 2006	4.60	2.25
September 30, 2006	4.25	3.40
December 31, 2006	5.89	3.52
2007
March 31, 2007	5.83	4.63
June 30, 2007	6.55	4.82
September 30, 2007	5.99	4.43
December 31, 2007	5.08	2.19

Holders

As of March 12, 2008, there were approximately 1,854 stockholders of record of our common stock.

Dividends

In 2006, we recognized cash dividends of $487,706 and non-cash dividends of $181,043. Our credit facility with KeyBank (which was in place during 2006) prohibited us from paying cash dividends other than to holders of our Series A preferred stock pursuant to the terms of our certificate of incorporation and then only if we are in compliance with the financial covenants in our credit agreement. As of December 31, 2006, all of our Series A convertible preferred stock has been converted to common stock and zero remained outstanding.

Our current credit facility with Laminar Direct Capital L.P. prohibits us from paying dividends to our stockholders.

Securities authorized for issuance under equity compensation plan

As of December 31, 2007, our only equity compensation plans were our 2004 Stock Option Plan and our 2005 Directors Compensation Plan, which were previously approved by our stockholders. The following table provides information about the plans as of that date.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding	(Excluding Securities
Plan Category	Warrants and Rights(1)	Options, Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,059,411	$3.84	1,187,770

(1)	Reflects shares issuable upon exercise of options issued and issuable under the Company’s 2004 Stock Option Plan and 2005 Directors Compensation Plan.

Purchase of shares

During the year ended December 31, 2007 we did not purchase any of our shares.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Results Of Operations — Year Ended December 31, 2007 Compared To Year Ended December 31, 2006.

	Years Ended
	December 31,	December 31,
	2007	2006
	(All amounts in thousands USD, except per share data)

Revenue	$12,952	$16,341
Cost of goods sold	13,518	10,754

Gross profit (loss)	$(566)	$5,587

Gross margin	(4.4)%	34.2%

Revenue

Revenue was $12,952 for 2007, a decrease of $3,389 or 21% compared to $16,341 in 2006. This decrease is primarily attributable to a decline in domestic sales due to disruptions in our manufacturing operations which limited production output and sales in 2007 which resulted from the addition and start-up of a new independent sevoflurane manufacturing line in December, 2007. International sales were relatively flat between the two periods.

Our anesthesia and analgesia product line generated 96% and 99% of revenue for 2007 and 2006, respectively. Sevoflurane sales in 2007 were $8,378, a decrease of $2,160 compared to 2006. Isoflurane sales in 2007 were $3,211, a decrease of $1,068 when compared to 2006.

Sales to Original Equipment Manufacturers, or OEMs, which are included in United States sales, increased by $188, or 15%, from $1,257 for 2006 compared to $1,445 for 2007 due to the availability of sevoflurane as a product choice in addition to isoflurane and enflurane. Sales to our primary North American distributor decreased by $3,899 from $5,367 in 2006 to $1,468 for 2007.

Gross Profit (Loss)

Gross profit or loss was $(566), a decrease of $6,153, or 110% compared to $5,587 in 2006. The reduction in gross profit was driven by a decrease in revenue and an increase in cost of goods sold both of which are attributable to the disruption in operations which limited production output and sales resulting from the addition and start-up of a new independent sevoflurane manufacturing line in 2007. A reduction in gross profit also resulted from a charge to cost of good sold of $2,510 to establish a reserve for work-in-process inventory to cover supplier related issues that have unfavorably affected product yield. It is the Company’s intent to resolve these issues in an expedited manner and recover some of the costs incurred associated with the yield losses. Gross margin was (4.4)% in 2007 compared to 34.2% in 2006.

	Years Ended
	December 31,	December 31,
	2007	2006

Operating expenses:
Sales and marketing	$8,407	$5,074
Research and development	5,404	2,916
Finance and administrative	4,375	4,636

Total operating expenses	$18,186	$12,626

Sales & Marketing

Sales and marketing expenses for 2007 were $8,407 or 65% of revenue compared to $5,074, or 31% of revenue in 2006. The $3,333 increase was driven primarily driven by the expansion of our sales organization both domestically and internationally to accommodate anticipated expanded sales growth.

Research & Development

Research and development expenses for 2007 were $5,404, or 42% of revenue compared to $2,916 or 18% of revenue in 2006. The increase was primarily due to an expansion of our research and development efforts related to our anesthesia & analgesia, real-time image guidance, and conscious sedation product lines.

Finance & Administration

Finance and administration expenses for 2007 were $4,375 or 34% of revenue compared to $4,636 or 28% of revenue in 2006. Increases in deprecation and office rental expenses in 2007 were offset by decreases in employment expenses in 2007.

	Years Ended
	December 31,	December 31,
	2007	2006

Non-operating income (expense):
Interest expense	$(2)	$(155)
Interest income	162	642
Warrant inducement	(206)	—
Net loss on disposal of fixed assets	—	(51)

Total non-operating income (expense)	$(46)	$436

Interest expense decreased as a result of the capitalization of interest costs incurred in 2007 relating to the construction of property and equipment at our Bethlehem, PA production facility. Interest income decreased due to a reduction in cash available for short term investment.

	Years Ended
	December 31,	December 31,
	2007	2006

Net Loss	$18,798	$(6,603)
Less preferred stock dividends — cash	—	(486)
Less preferred stock dividends — non cash	—	(183)

Net loss available to common stockholders	$18,798	$(7,272)

Net loss per share, basic and diluted	$(0.39)	$(0.20)

Weighted average common shares outstanding, basic and diluted	46,676	36,639

Dividends payable for 2006 were $669, $486 of which were paid in cash and $183 of which were satisfied through the issuance of common stock to the holders of our Series A convertible preferable stock. In 2006, we satisfied the dividends payable at the end of the first quarter through the issuance of common stock because our credit agreement with KeyBank in place at the time, restricted the payment of cash dividends at the end of the first quarter of 2006 as we were in violation of certain liquidity covenants contained in the agreement. The terms of our Series A convertible preferred stock required a 15% premium to the dividend payment, when paid in stock. In December 2006, all remaining shares of Series A convertible preferred stock were converted into common shares, dividends paid in 2007 were $0.

Liquidity and Capital Resources

As of December 31, 2007, cash and cash equivalents were $238, compared to $4,664 at December 31, 2006. The current ratio at December 31, 2007 was 0.89:1 compared to 12.8:1 at December 31, 2006.

Net cash used by operating activities was $10,450 for 2007 compared to $15,021 in 2006. In 2007, net cash use was the result of our net loss, adjusted for non-cash items, and primarily for the purchase of inventory and other working capital needs, offset by increases in accounts payable. The increase in inventory is due to increased production in our Bethlehem manufacturing facility to support anticipated sales growth.

Net cash used by investing activities was $4,941 for 2007 compared to $13,012 in 2006. Capital expenditures in 2007 were $11,960 and primarily related to the expansion of our Bethlehem, PA manufacturing facility. The largest source of cash from investing activities was the sale of $7,249 in short term investments which were held at the beginning of 2007.

Net cash provided by financing activities was $10,965 in 2007 compared to $32,028 in 2006. The decrease in net cash provided from financing activities was primarily attributable to proceeds of $34,512 from the sale of 11.5 million shares of our common stock which occurred during the second quarter of 2006, which did not recur in 2007. These shares were sold through an underwritten public offering, at a per share price to the public of $3.25. This compares to proceeds of $8,015 in borrowings under credit facilities with First Niagara Bank and from the Commonwealth of Pennsylvania which occurred in 2007.

Based on our business strategy as approved by our Board of Directors, our operational plan for 2008 will be funded by both internal and external sources of cash. Our internal sources of cash will be driven by our planned improvement in operating income from increased revenue and the non recurrence of disruption and start up expenses incurred in 2007 related to our new sevoflurane production line in our Bethlehem facility and a reduction of the level of working capital required to efficiently operate the business. Our capital expenditures for 2008 will be at a level sufficient to maintain our operations and complete the final work on the production line added in 2007. The timing of our planned internally generated cash flow in 2008 will require the company to raise additional funds through private or public debt or equity markets.

In 2007 we expended significant capital to expand our Bethlehem, PA manufacturing facility and plan to continue to expend significant capital in order to expand our anesthesia and analgesia market share, develop our real-time image guidance product markets and conscious sedation system, expand our global distribution networks, and complete the expansion of our Bethlehem, PA facility. In addition, if we are successful in expanding the breadth and penetration of our markets, we may need to increase our manufacturing capacity beyond our currently planned expansion. We may also incur unforeseen costs. A critical element of our strategy is to leverage the cash flow we expect to generate from our core anesthesia and analgesia business to develop and commercialize complementary, proprietary interventional pain management products. If our cash flows from operations are insufficient to fund our expected capital needs or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness.

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

Allowance for Doubtful Accounts

When deemed appropriate, we reserve against doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use its judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy monthly, based on current risks, trends and changes in industry conditions. There was no allowance for doubtful accounts as of December 31, 2007 and December 31, 2006. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Inventory Valuation

Inventory is stated at the lower of cost (using the first-in, first-out accounting method) or market. A reserve for slow moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company recorded $2,510 in inventory reserves as of December 31, 2007 related to the identification of certain work-in-process inventory that may be non-recoverable ($0 for the year ended December 31, 2006).

Property, Equipment and Depreciation

Depreciation is computed over the estimated useful life of three to five years using the straight-line depreciation method, commencing on the date the asset is placed in service. Long-lived assets to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based upon estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Patents

Patents and patent acquisition costs are recorded at cost and amortized over their remaining useful life, not to exceed the legal life, beginning with the date the asset is placed in service. There has been minimal amortization expense relating to these patents during the periods presented. The Company will determine the future amortization of patents not placed in service based on their in service date and remaining useful life. Patents are evaluated for recoverability if circumstances indicate the carrying value may not be recoverable.

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

At December 31, 2007, we had net operating loss carry forwards, or NOL’s, of approximately $49,880, as compared to $33,086 at December 31, 2006, and research and development tax credits of approximately $440, as compared to $390 at December 31, 2006, which begin to expire in the year 2011 through 2027. Due to the uncertainty as to our ability to generate sufficient taxable income in the future to utilize the NOL’s and tax credits before they expire, we have recorded a valuation allowance to reduce the gross deferred tax assets to zero. We will continue to evaluate our ability to generate taxable income to determine if an adjustment to the valuation allowance should be made. This will be based upon, among other things, historical and projected profitability levels. In addition, in accordance with FIN 48, we evaluate our tax positions taken. If uncertain tax positions are identified we reduce the gross deferred tax asset resulting from amount of the uncertain position. During 2007, approximately $1,554 of uncertain tax positions were identified, resulting in a corresponding decrease to the deferred tax asset related to the net operating loss generated.

Revenue Recognition

The Company recognizes revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are normally FOB shipping point. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The company recognizes revenue from license agreements over the remaining life of the agreement or the underlying intellectual property, whichever is shorter.

Research and Development Costs

All costs related to research and development is expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”). On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards. During the year ended December 31, 2007, we recognized compensation costs of approximately $1,134 related to options granted. In determining the value of the options granted, utilizing the Black Scholes pricing model, we must make estimates of, among other things, expected term and volatility, both of which could vary from actual results.

Recent Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007. The adoption did not have a significant impact on our financial statements. See footnote 8 of the consolidated financial statements for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides for a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

Other recently issued FASB Statements or Interpretations, Securities and Exchange Commission, or SEC, Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Minrad International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Minrad International, Inc. and Subsidiaries (“Minrad”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minrad as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 31, 2008

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$238	$4,664
Investments	—	7,249
Accounts receivable	3,310	10,473
License agreement receivable	1,000	—
Inventories, net	12,402	4,360
Prepaid expenses and other	1,121	1,563

Total current assets	18,071	28,309
Property and equipment:
Machinery and equipment	15,169	2,420
Computer equipment and software	1,471	571
Furniture and fixtures	815	662
Leasehold improvements	385	385
Construction in progress	7,692	4,177

	25,532	8,215
Less accumulated depreciation	2,247	1,234

Net property and equipment	23,285	6,981
Other assets, net	639	439

	$41,995	$35,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable	$6,000	$—
Accounts payable	12,983	965
Accrued expenses	1,004	1,262
Current portion of long term debt	206	—
Current portion of deferred income	103	—

Total current liabilities	20,296	2,227
Long-term liabilities
Long-term debt	1,725	—
Long-term deferred income	897	—

Total long-term liabilities	2,622	—
Commitments and contingencies (See Note 14)	—	—
Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	487	470
Additional paid in capital	80,869	76,513
Accumulated deficit	(62,279)	(43,481)

Total stockholders’ equity	19,077	33,502

	$41,995	$35,729

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended
	December 31,	December 31,
	2007	2006

Revenue	$12,952	$16,341
Cost of goods sold	13,518	10,754

Gross profit (loss)	(566)	5,587
Operating expenses:
Sales and marketing	8,407	5,074
Research and development	5,404	2,916
Finance and administrative	4,375	4,636

Total operating expenses	18,186	12,626

Operating loss	(18,752)	(7,039)
Non-operating income (expenses):
Interest expense	(2)	(155)
Interest income	162	642
Warrant inducement	(206)	—
Loss on disposal of property and equipment	—	(51)

Total non-operating income (expenses)	(46)	436

Net loss	(18,798)	(6,603)
Less preferred stock dividends:
Cash dividends	—	(486)
Non cash dividends	—	(183)

Net loss available for common stockholders	$(18,798)	$(7,272)

Net loss per share, basic and diluted	$(0.39)	$(0.20)

Weighted average common shares outstanding, basic and diluted	47,676,454	36,639,348

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	11,200	$3	29,058,431	$290	$40,262	$(36,209)	$4,346
Sale of common stock, net of costs	—	—	11,500,000	115	34,397	—	34,512
Conversion of preferred stock and accrued dividends to common stock	(11,200)	(3)	5,677,666	57	129	—	183
Preferred stock dividends	—	—	—	—	—	(669)	(669)
Stock warrants exercised	—	—	564,213	6	469	—	475
Stock options exercised	—	—	247,930	2	415	—	417
Stock based compensation	—	—	—	—	841	—	841
Net loss	—	—	—	—	—	(6,603)	(6,603)

Balance at December 31, 2006	—	$—	47,048,240	$470	$76,513	$(43,481)	$33,502

Stock warrants exercised	—	—	1,121,047	12	2,260	—	2,272
Stock options exercised	—	—	519,515	5	962	—	967
Stock based compensation	—	—	—	—	1,134	—	1,134
Net loss	—	—	—	—	—	(18,798)	(18,798)

Balance at December 31, 2007	—	$—	48,688,802	$487	$80,869	$(62,279)	$19,077

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended
	December 31, 2007	December 31, 2006

Cash flows from operating activities:
Net loss	$(18,798)	$(6,603)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,043	590
Stock based compensation	1,134	841
Loss on disposal of property and equipment	—	51
Amortization of bond discount	—	(43)
Warrant inducement	206	—
(Increase) decrease in assets:
Accounts receivable	7,163	(7,013)
License agreement receivable	(1,000)	—
Inventories	(10,552)	(499)
Inventory reserve	2,510	—
Prepaid expenses and other	442	(751)
Increase (decrease) in liabilities:
Accounts payable	6,660	(2,450)
Accrued expenses	(258)	856
Deferred income	1,000	—

Net cash used by operating activities	(10,450)	(15,021)
Cash flows from investing activities:
Purchases of investments	—	(12,424)
Sales of investments	7,249	5,217
Purchases of property and equipment	(11,960)	(5,496)
Acquisition of other assets	(230)	(309)

Net cash used by investing activities	(4,941)	(13,012)
Cash flows from financing activities:
Borrowings under demand notes payable	6,000	400
Repayments under demand notes payable	—	(3,120)
Borrowings under long-term debt	2,015	—
Principal payments on long-term debt	(83)	—
Proceeds from warrants exercised	2,066	475
Proceeds from sale of common stock, net of costs	—	34,512
Preferred cash dividends	—	(656)
Proceeds from options exercised	967	417

Net cash provided by financing activities	10,965	32,028

Net (decrease) increase in cash and cash equivalents	(4,426)	3,995
Cash and cash equivalents — beginning of year	4,664	669

Cash and cash equivalents — end of year	$238	$4,664

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. —	NATURE OF BUSINESS

Basis of Presentation — Minrad International, Inc. has two wholly-owned operating subsidiaries, Minrad, Inc., and Minrad EU (collectively, the Company), that are consolidated for financial reporting purposes. All intercompany transactions have been eliminated in consolidation.

Our business was organized in 1994 as a Delaware corporation under the name Minrad, Inc. On December 16, 2004, Minrad International, Inc., formerly known as Technology Acquisition Corporation (TAC), acquired Minrad, Inc. through a reverse merger of a wholly owned subsidiary into Minrad, Inc. As a result of the merger with TAC, the consolidated Company adopted the fiscal year end of Minrad, Inc., which was September 30. Subsequently, the Company changed its year end to December 31. On April 25, 2005, Minrad International, Inc., formerly a Nevada corporation, reincorporated under the laws of the State of Delaware.

Business Description — The Company is an interventional pain management company with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. The Company’s products are sold throughout the world. The anesthesia and analgesia business currently manufactures and sells generic inhalation anesthetics that are used for human and veterinary surgical procedures. Approximately 96% of the Company’s revenue for the year ended December 31, 2007 was generated by the sale of inhalation anesthetics (99% for the year ended December 31, 2006). The Company manufactures patented real-time image guidance technologies that facilitate minimally invasive surgery. The SabreSourcetm system and the accompanying Light Sabretm disposable products have broad applications in orthopedics, neurosurgery, interventional radiology and anesthesia. They enable improved accuracy and reduced radiation in interventional procedures and support the transfer of these procedures to the outpatient setting. The Company is in the process of developing a drug /drug delivery system for the use of halogenated ethers as inhalation analgesics for conscious sedation.

NOTE 2. —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

Investments — All short-term investments as of December 31, 2006 are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Fair value is based on quoted market prices as of the end of the reporting period. Cost basis on certain investments are adjusted for the amortization of any purchase discounts or premiums. As of December 31, 2006, there were no unrealized gains or losses since cost approximates fair value. Realized gains and losses and investment income are included in net income (loss) as incurred. During the years ended December 31, 2007 and December 31, 2006, net realized gains and losses were minimal. During the year ended December 31, 2007, all investment holdings were liquidated.

Accounts Receivable — The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. In the normal course of business, the company provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, management considers, among other things, historical credit losses, the past due status of receivables, payment histories and other customer-specific information. Receivables are written off when management determines they are uncollectible. The Company has concluded that there is no need for an allowance for doubtful accounts at December 31, 2007 and 2006. The majority of North American sales have been made to one large distributor. International sales have been concentrated among approximately 20 major distributors. Although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving, obsolete and otherwise non-saleable inventories is established by management in the period in which the inventory is determined to be potentially non-saleable. The Company recorded $2,510 in inventory reserves as of

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

December 31, 2007 related to the identification of certain work-in-process inventories that may be non-recoverable ($0 for the year ended December 31, 2006).

Property and Equipment — Property and equipment are recorded at cost. All depreciable assets that require a period of time to prepare for their intended use are classified as construction in progress until placed in service. If material, interest is capitalized during this period. There was approximately $222 and $18 of interest capitalized during the years ended December 31, 2007 and 2006, respectively. Commencing with the date the asset is placed in service, depreciation is recognized on the straight-line method over the estimated useful lives of the Company’s assets, which range from three to ten years. Depreciation expense amounted to $1,014 for the year ended December 31, 2007 ($408 for the year ended December 31, 2006). The Company recognizes the gain or loss for disposal of property and equipment in the year of disposition. During the year ended December 31, 2007, there was no gain or loss on property and equipment disposals ($51 loss for the year ended December 31, 2006). Maintenance and repairs are charged to operations as incurred and renewals and betterments are capitalized.

The Company owns land and a manufacturing facility in Bethlehem, Pennsylvania, which was acquired in a business combination during the year ended September 30, 2001. The facility, as well as related machinery and equipment, are used in the Company’s anesthesia and analgesia business. At the date of acquisition, the fair value of the assets exceeded the consideration paid. Accordingly, in accordance with SFAS 141 “Business Combinations,” there was no value assigned to these assets at the date of acquisition and they have a zero recorded value at December 31, 2007 and 2006.

Patents — Patent acquisition and application costs are recorded at cost and amortized over their remaining useful life, not to exceed their legal life beginning with the date the asset is placed in service. Amortization expense on patents currently placed in service was $17 for the year ended December 31, 2007 ($1 for the year ended December 31, 2006) . The Company will determine the future amortization on patents not placed in service based on their in service date and remaining useful life. Patents are evaluated for recoverability if circumstances indicate that the carrying value may not be recoverable.

Income Taxes — The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The standard requires the asset and liability method of accounting for income taxes and the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not, as well as future tax obligations attributed to taxable temporary differences. We recognize accrued penalties and interest related to unrecognized tax benefits in operations.

Revenue Recognition — The Company recognizes revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are normally FOB shipping point. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company recognizes revenue from license agreements over the remaining life of the agreement or the underlying intellectual property, whichever is shorter. Up front fees under the license agreements that are not recognized as revenue are reflected as deferred income in the accompanying balance sheets.

Research and Development Costs — All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Advertising — The Company expenses advertising as incurred. These amounts were not significant for the periods presented.

Shipping and Handling Costs — The Company’s policy is to treat shipping and handling costs of its products sold as a selling and marketing expense in the period incurred.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

For the year ended December 31, 2007, the Company had 47,676,454 weighted average shares of its common stock outstanding (compared to 36,639,348 at December 31, 2006). If the Company had generated earnings during the year ended December 31, 2007, approximately 6,086,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 4,994,000 for the year ended December 31, 2006). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Recent Accounting Pronouncements — In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007. See footnote 8 for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides for a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS Nos. 141(R) and SFAS 160 will be applied prospectively to business combinations with an acquisition date after the effective date. The adoption of SFAS Nos. 141(R) and 160 are not expected to have a material impact on the Company’s financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

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

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, investments, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its demand note payable and long term debt, the fair value approximates its carrying amount.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

Many of the raw materials used in the anesthesia and analgesia business are readily available from multiple vendors. However, the main raw material of a significant anesthesia product has been traditionally purchased from only one vendor. Purchases from this supplier represented approximately 88% of anesthetic raw material purchases of during the year ended December 31, 2007 (78% in the year ended December 31, 2006). In 2007, the Company obtained a secondary source for the supply of this anesthetic raw material and plans to continue ongoing relationships with both suppliers. Interruption in the supply of raw materials could adversely affect our ability to supply finished products in the short-term. See note 12 for major customers discussion.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 3. —	INVESTMENTS

As of December 31, 2007 there were no investments that were available for sale and as of December 31, 2006 investments were comprised of the following:

		2006
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Government securities	$2,872	$—	$—	$2,872
Corporate bonds — fixed rate	2,659	—	—	2,659
Certificates of deposit and other	1,718	—	—	1,718

Total available for sale securities	$7,249	$—	$—	$7,249

NOTE 4. —	INVENTORIES

Inventories consist of the following at December 31:

	2007	2006

Raw materials	$5,003	$1,179
Work-in-progress	8,598	2,028
Finished goods	1,311	1,153
Inventory Reserves	(2,510)	—

	$12,402	$4,360

NOTE 5. —	OTHER ASSETS

Other assets consist of the following at December 31:

		2007			2006
		Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amoung	Amount	Amortization	Amoung

Patent application costs	Varied(1)	$576	$(18)	$558	$283	$(1)	$282
Long-term deposits and other		81	—	81	157	—	157

		$657	$(18)	$639	$440	$(1)	$439

(1)	Patents are amortized over their expected useful life which is generally the remaining useful life of the patent after it is placed in service. As of December 31, 2007, the weighted average remaining useful life of patents placed in service was 14.3 years.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Actual amortization for 2006 and 2007 and expected amortization for each of the next five years is as follows:

2006 Actual	$1
2007 Actual	17
Expected :
2008	18
2009	24
2010	36
2011	36
2012	36
Thereafter	408

Total	$558

NOTE 6. —	DEMAND NOTES PAYABLE

The Company had a bank line of credit that was established in December 2005 with KeyBank National Association with a one-year term and charged interest based on the bank’s prime rate, plus 2%. Interest on the unused line accrues at .05%. The line was secured by essentially all of the assets of the Company. The line provided for maximum borrowings of up to $3,500 or, if less, an amount equal to approximately 35% of eligible inventory, plus 60% of eligible receivables plus $1,000. The borrowing base was subject to minimum liquidity of $1,000 in cash, including amounts available under the line. The Company could also borrow under the line of credit up to $250 for standby letters of credit. The line with KeyBank National Association was terminated in April, 2007.

The Company entered into a subsequent line of credit with First Niagara Bank in June of 2007 which was structured as a demand facility and charges interest at either the bank’s prime rate (7.25% at December 31, 2007) or LIBOR plus 3%. This line is secured by essentially all of the assets of the Company (outside those which act as collateral for the two Commonwealth of Pennsylvania Loans described in Note 7) and provides for maximum borrowings of $5,000, all of which was outstanding as of December 31, 2007.

On December 26, 2007, the Company entered into a second line of credit with First Niagara Bank. The second line of credit provided for additional borrowings of $1,000, and charges interest at the bank’s prime rate (7.25% at December 31, 2007) plus 1.0%, outstanding borrowings as of December 31, 2007 were $1,000. This line of credit is collateralized by the same Company assets pledged in regards to the Company’s first line of credit with First Niagara Bank. Subsequent to December 31, 2007, both lines of credit with First Niagara Bank were repaid and the facility was terminated (see note 17).

NOTE 7. —	LONG-TERM DEBT

In 2007, the Commonwealth of Pennsylvania Department of Community and Economic Development provided two loans to the Company for a maximum combined total of $2,150. The loans are for capital improvements at the Company’s Bethlehem, PA facility.

The Machinery and Equipment Loan (MELF) is for a maximum total of $1,275 with a seven year term at an interest rate of 3.25%.The Pennslyvania Industrial Development Authority (PIDA) loan is for a maximum total of $875 with a fifteen year term at an interest rate of 4.75%. Interest rates on both loans are contingent based on the Company meeting certain restrictive covenants including increasing the employment levels, which the Company was in compliance with at December 31, 2007. These loans are secured by a priority lien on the property and equipment located at the Bethlehem, PA facility.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Maturities of long term debt subsequent to December 31, 2007 are as follows:

2008	$206
2009	214
2010	222
2011	229
2012	238
Thereafter	823

Total	$1,932

In addition, the Commonwealth of Pennsylvania awarded the Company a $75 opportunity grant to be used for the purchase of new machinery and equipment that was received in January 2007. The grant may be required to be paid back if the Company does not meet certain restrictive covenants including increasing employment levels, capital investment goals and operation of the Bethlehem plant through June 30, 2010. Accordingly, the grant was recorded as a liability as of December 31, 2007, included in accrued expenses.

NOTE 8. —	INCOME TAXES

The deferred tax asset consists of the following components at December 31:

	2007	2006

Federal net operating loss carryforward	$17,791	$12,369
Inventory	2,433	610
Other temporary differences	420	878

	20,644	13,857
Less valuation allowance	20,644	13,857

Net deferred tax asset	$—	$—

At December 31, 2007, the Company had operating loss carry forwards (NOLs) of approximately $49,880 ($33,086 at December 31, 2006), and research and development tax credits of approximately $440 ($390 at December 31, 2006) which will expire in the years 2011 through 2027.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 1998, 2001 and 2005. The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change. In addition, Section 382 allows the annual limit not utilized in a tax year to be carried forward and aggregated with the subsequent years. As a result of ownership changes occurring in 1998, 2001 and 2005, it is estimated that the losses incurred prior to 2005 of $23,952 are limited to offset future taxable income each year as follows:

Loss Year	Annual Limit

Previous to 9/30/1998	$198
9/30/1998 to 9/30/2000	730
9/30/01 to 6/2005	5,598

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The losses incurred subsequent to 2005 of $25,928 are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could further limit this amount.

Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax assets to zero. A portion of the net operating loss carryforward, amounting to approximately $2,020, relates to tax deductions for options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	Years Ended
	December 31,	December 31,
	2007	2006

Statutory United States federal rate	(34)%	(34)%
State income taxes net of federal benefit	(6)	(6)
Stock option expense	2	4
Other	1	4

Change in valuation reserves	37	32

Effective tax rate	—%	—%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At January 1, 2007, the Company had approximately $811 in total unrecognized tax benefits. At December 31, 2007, the Company had approximately $1,554 in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$811
Gross increase for tax positions of prior years	—
Gross decrease for tax positions of prior years	(406)
Gross increase for tax positions of current year	1,149
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$1,554

At December 31, 2007, the total unrecognized tax benefits of $1,554 have been netted against the related deferred tax assets.

The Company recognizes interest and/or penalties related to uncertain tax positions in operations expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the operations expense in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

The Company files income tax returns in the United States on a federal basis and in certain U.S. states. All tax years remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 9. —	STOCKHOLDERS’ EQUITY

The numbers of shares authorized for all classes of stock are as follows at December 31:

	2007	2006

Common, voting, $.01 par value	100,000,000	100,000,000
Series A Convertible Preferred	5,000,000	5,000,000

Total	105,000,000	105,000,000

Series A Convertible Preferred Stock — The Company has 5,000,000 shares of preferred stock, par value $0.25, authorized. During the year ended December 31, 2005, the Company sold 11,260 shares of newly issued Series A Convertible Preferred Stock at the price of $1,000 per share for net proceeds of $9,463 after cash fees. Each share was immediately convertible into 500 shares of common stock at the option of the holder, and was convertible at the option of the Company if the Company’s common stock reaches an average closing price of $5.00 per share with average volume of 50,000 shares traded per day over 20 consecutive days.

In connection with the sale, the Company granted to the investors warrants to purchase 2,815,000 shares of common stock at an exercise price of $3.85 per share. The warrants vested immediately and expire in June 2008. The above-described warrants were valued at $1,902 using the Black-Scholes pricing model. Also in connection with the financing, the Company issued, as placement agent fees, warrants to purchase 563,000 shares of common stock at an exercise price of $2.00 per share. Those warrants vested immediately and expire in June 2012. The warrants issued as placement agent fees were valued at $1,035 using the Black Scholes Option Pricing Model. The conversion price of the Series A Preferred Stock was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $6,599. This beneficial conversion feature was immediately recognized as additional non-cash dividends during the year ended December 31, 2005.

Dividends of 6% on the preferred shares are cumulative, accrue daily, and are payable quarterly in cash, or at the option of the Company, in common stock. The Company declared dividends of $669 during the year ended December 31, 2006. For the three-month period ended March 31, 2006, the Company chose to satisfy the dividends payable in the amount of $181 through the issuance of common stock because the credit agreement governing the bank demand note payable restricted the payment of cash dividends since the Company was in violation of certain financial covenants contained in the agreement. When the Company chose to pay the dividends on the Series A Preferred in common stock, the terms of the Company’s Certificate of Designations, Preferences, and Rights for the Series A Preferred requires the payment of a 15% premium. The Company issued 76,713 shares of common stock at $2.36 per share in consideration of the dividends payable at March 31, 2006.

During the year ended December 31, 2005, the holders of Series A Preferred Stock converted 60 shares and accrued dividends into 30,163 shares of common stock. During the year ended December 31, 2006, the holders of the remaining Series A Preferred Stock converted 11,200 shares and accrued dividends of $2 into 5,600,953 shares of common stock. As of December 31, 2007 and 2006, there were 0 shares of Series A Preferred Stock Outstanding.

Stock Transactions — Year Ended December 31, 2007:  During the year ended December 31, 2007, the Company received cash of $2,066 through the issuance of 1,015,414 shares of common stock upon the exercise of warrants at a weighted average exercise price of $2.04. Additionally, 150,549 warrants were exercised on a cashless basis resulting in the issuance of 105,663 shares of common stock. The Company offered the holders of warrants to acquire its common stock an incentive if the holders exercise their warrants for cash during the period from October 26, 2007 to November 26, 2007. A warrant holder who exercised warrants for cash during the period received 0.15 additional shares for each $3.85 paid in exercise price. There were 44,469 incentive shares issued resulting in an expense of $206 associated with the incentive plan.

During the year ended December 31, 2007, the Company received $967 through the issuance of 519,515 shares of common stock to employees upon the exercise of options at a weighted average price of $1.86 per share.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Stock Transactions — Year Ended December 31, 2006:  During the year ended December 31, 2006, the Company had a public offering that was underwritten by Oppenheimer & Co. Inc., KeyBanc Capital Markets, and Maxim Group LLC. An initial 10,000,000 shares were sold on May 30, 2006 and an additional 15% or 1,500,000 shares of common stock were sold on June 12, 2006. The entire 11,500,000 shares of the Company’s stock were sold at the price of $3.25 per share with net proceeds of $34,512.

The Company received $475 through the issuance of 475,000 shares of common stock to a related party upon the exercise of warrants at a weighted average exercise price of $1.00. Additionally, 120,000 warrants were exercised on a cashless basis resulting in the issuance of 89,213 shares of common stock.

During the year ended December 31, 2006, the Company received $417 through the issuance of 247,930 shares of common stock to employees upon the exercise of options at a weighted average price of $1.69 per share.

Stock Warrants — Upon issuance, the stock warrants are valued using the Black Scholes Option Pricing Model, using an expected dividend rate of zero, a stock volatility of 34%, the contractual term of the warrant as the expected life and the risk-free interest rate in effect of the time of grant for the term. The following is a summary of the warrant activity:

	Number	Weighted
	of Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2005	8,928,392	$2.02

Exercised — Year ended December 31, 2006	(595,000)	$1.01

Outstanding at December 31, 2006	8,333,392	$2.09

Exercised — Year ended December 31, 2007	(1,121,494)	$1.84

Outstanding at December 31, 2007	7,211,898	$2.10

The following table summarizes the status of the Company’s outstanding warrants, all of which are considered exercisable as of December 31, 2007:

				Weighted
				Average
Exercise Price		Number of	Weighted	Remaining
Range		Warrants	Average Price	Life (Years)

$0.75	$1.00	2,735,000	$.97	0.9

$1.01	$1.50	1,106,957	$1.17	2.1

$1.51	$2.00	913,691	$1.87	3.4

$3.01	$4.00	2,456,250	$3.85	0.5

Total		7,211,898	$2.10	1.3

NOTE 10. —	STOCK OPTIONS

The Company has adopted an incentive stock option plan, which authorizes the grant of up to 7,170,500 options to officers and other employees. Grants under this plan can be classified as either incentive stock options (“ISO’s”) or nonqualified options and are made at an exercise price of not less than 110% of the market value of common stock on the date of grant. The options may be exercised in specified increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated. As of December 31, 2007, 1,187,770 options remain issuable under this plan.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

For the year ended December 31, 2007, the Company recorded compensation costs for options granted under the plan amounting to $1,134, of which $1,206 was for service based option grants and $(72) was for performance based option grants ($841, of which $528 was for service based option grants and $313 was for performance based option grants for the year ended December 31, 2006). The impact of this expense was to increase basic and diluted net loss per share from $0.37 to $0.39 ($0.18 to $0.20 for the year ended December 31, 2006). The adoption of SFAS 123R did not have an impact on cash flows from investing or financing activities. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. As a result, for the year ended December 31, 2007, there was no income tax expense impact from recording the fair value of options granted or for the intrinsic value of options exercised. No tax deduction is allowed for ISO’s. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

During the year ended December 31, 2006, the Company granted 1,525,000 performance based options. These options vest if certain milestone thresholds are met. Management has determined the probability of achieving these performance thresholds by the deadline of September 30, 2007. The Company recognizes expense over the requisite service period for the options that are expected to vest. The requisite service period represents the period from the date of grant through the date vesting is expected. Vesting occurs immediately after the milestone is achieved and has a two year life from that date. Management will reevaluate the probability and requisite service period on a quarterly basis. One of the individual milestones was achieved during the year ended December 31, 2006 resulting in 141,125 options vesting immediately. During the year ended December 31, 2007, 1,338,375 of these options were forfeited because the milestones were not achieved by the deadline or employment was terminated (45,000 during the year ended December 31, 2006). During the year ended December 31, 2007, the Company granted 1,235,000 performance based options. These performance thresholds include both financial operating targets for the Company and certain product lines, and the attainment of certain regulatory milestones. Management has determined the probability of achieving these performance thresholds by the deadline of December 31, 2008. Accordingly, approximately $134 related to one tranche of these milestone options was recognized as compensation expenses in the year ended December 31, 2007, with the remainder to be recognized in 2008. The Company has deemed the achievement of the performance criteria for the remaining two tranches of milestone options to not be probable, and accordingly, no compensation cost has been recorded related thereto. Management will reevaluate probability and the requisite service period on a quarterly basis. If the performance thresholds for the two tranches currently not considered probable are ultimately met and vest, additional compensation cost of $1,030 would be recognized in 2008.

Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following assumptions were utilized in the fair value calculations for both the service and performance based options:

Service Based Options

	Years Ended
	December 31,	December 31,
	2007	2006

Expected dividend yield	—%	—%
Expected stock price volatility	30-34%	34%
Risk-free interest rate	4.5%	4.8%
Expected life of options	3.4 Years	4.9 Years

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Performance Based Options

	Years Ended
	December 31,	December 31,
	2007	2006

Expected dividend yield	—%	—%
Expected stock price volatility	30%	34%
Risk-free interest rate	4.1%	4.8%
Expected life of options	3.3 Years	3.0 Years

The Company’s expected volatility is a Management estimate based on a number of factors. These factors include the historical volatility of the Company’s stock, expected future volatility (including potential direction and amount), volatility percentages experienced by certain sub-sectors of the economy and volatility percentages used by certain comparative companies. The expected life of options used was based on the contractual life of the option granted. The risk-free rate is derived from the U.S. Treasury Constant maturity rate at the date of grant based on the expected life of the option. The Company also estimated a forfeiture rate based on actual historical forfeitures.

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

Service Based Options

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Subject	Exercise	Remaining	Intrinsic
	to Options	Price	Life (Years)	Value

Outstanding as of December 31, 2006	3,470,051	$2.47

Granted to employees — Year ended December 31, 2007	1,290,000	$5.62

Forfeited — Year ended December 31, 2007	(532,250)	$4.63

Exercised — Year ended December 31, 2007	(509,765)	$1.81

Outstanding as of December 31, 2007	3,718,036	$3.35	3.23	$3,304

Exercisable as of December 31, 2007	2,333,536	$2.18	3.24	$2,944

Performance Based Options

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Subject	Exercise	Remaining	Intrinsic
	to Options	Price	Life (Years)	Value

Outstanding as of December 31, 2006	1,480,000	$4.25

Granted to employees — Year ended December 31, 2007	1,235,000	$5.30

Forfeited — Year ended December 31, 2007	(1,363,875)	$4.27

Exercised — Year ended December 31, 2007	(9,750)	$4.25

Outstanding as of December 31, 2007	1,341,375	$5.20	2.78	$—

Exercisable as of December 31, 2007	131,375	$4.25	0.75	$—

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The weighted-average grant date fair value of options granted to employees during the year ended December 31, 2007 was $1.38 for service based options and $1.22 for performance based options ($1.24 and $0.95 during the year ended December 31, 2006). The total intrinsic value of options exercised during the year ended December 31, 2007 was $1,709 ($500 during the year ended December 31, 2006).

The following table summarizes the status of the Company’s aggregate non-vested stock options granted under the incentive stock option plan:

Service Based Options

	Number of	Weighted-Average
	Non-vested Shares	Grant-Date
	Subject to Options	Fair Value

Non-vested as of December 31, 2006	1,461,710	$1.20

Non-vested granted — year ended December 31, 2007	1,134,000	$1.49

Vested — year ended December 31, 2007	(714,960)	$1.12

Forfeited — year ended December 31, 2007	(496,250)	$1.27

Non-vested as of December 31, 2007	1,384,500	$1.56

Performance Based Options

	Number of	Weighted-Average
	Non-vested Shares	Grant-Date
	Subject to Options	Fair Value

Non-vested as of December 31, 2006	1,338,875	$0.97

Non-vested granted — year ended December 31, 2007	1,235,000	$1.22

Vested — year ended December 31, 2007	—	$—

Forfeited — year ended December 31, 2007	(1,363,875)	$0.98

Non-vested as of December 31, 2007	1,210,000	$1.22

As of December 31, 2007, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $1,710 ($1,175 for service based options and $535 for performance based options). These costs are expected to be recognized over a weighted average period of 0.9 years (0.8 years for the service based options and 1.0 years for performance based options). The total fair value of shares vested during the year period ended December 31, 2007 was $799 of which $799 was for service based options and $0 was for performance based options ($549 and $107 during the year ended December 31, 2006, respectively).

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table summarizes the status of the Company’s aggregate stock options, both service and performance, as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Exercise	Number of	Average	Remaining	Number of	Average	Remaining
Price Range	Options	Exercise Price	Life (Years)	Options	Exercise Price	Life (Years)

$1.40 $1.99	1,479,536	$1.46	3.47	1,474,536	$1.46	3.47

$2.00 $2.99	374,500	$2.32	3.48	279,500	$2.30	3.39

$3.00 $3.99	265,000	$3.31	2.45	217,500	$3.22	2.21

$4.00 $4.99	798,375	$4.29	2.87	451,375	$4.25	2.23

$5.00 $5.99	1,638,000	$5.38	2.97	41,000	$5.46	2.17

$6.00 $7.15	504,000	$6.51	2.96	1,000	$6.15	2.95

Total	5,059,411	$3.84	3.11	2,464,911	$2.29	3.10

Options outstanding as of December 31, 2007 had exercise prices ranging from $1.40 to $7.15. The weighted average remaining contractual life of the options outstanding was 3.11 years as of December 31, 2007 (3.63 years as of December 31, 2006).

NOTE 11. —	RELATED PARTY TRANSACTIONS

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

A company controlled by one of the Company’s stockholders contracted with Minrad, Inc. to provide consulting services. The initial agreement provided for monthly retainer payments, commissions on specific sales and reimbursement of certain business expenses. During the year ended December 31, 2006, the monthly retainer ranged from $10 to $15.5. On October 26, 2006 the Company amended the agreement effective August 31, 2006 to provide for the payment of a fee representing the prepayment of the monthly retainer and commissions on sales to a specific customer through December 31, 2007. Total expenses incurred were approximately $1,002 for the year ended December 31, 2007 ($595 during the year ended December 31, 2006). As of December 31, 2007 there was no remaining prepaid balance to be amortized ($936 as of December 31, 2006). There is no future Company obligation under the contract as of December 31, 2007.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 12. —	MAJOR CUSTOMERS

Revenue for the years ended December 31, 2007 and December 31, 2006 included sales to the following major customers (each of which individually accounted for 10% or more of the total net sales of the Company during one or more periods) as follows:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Customer	Revenue	Accounts Receivable	Revenue	Accounts Receivable

A	11%	40%	33%	48%
B	31%	0%	27%	32%
C	11%	2%	2%	4%

The Company had sales to their primary U.S. distributor (Customer A) of $1,468 for the year ended December 31, 2007, which represented 11% of revenues (33% in 2006). This customer’s balance represented 40% of accounts receivable as of December 31, 2007 (48% as of December 31, 2006).

NOTE 13. —	RETIREMENT PLAN

The Company has a 401(k) plan providing retirement benefits for its employees. All employees are eligible to participate in the plan within a month of employment and employer benefits vest after six months of employment. The Company elected to make discretionary contributions in 2007 and 2006. Retirement plan expense amounted to approximately $350 for the year ended December 31, 2007 ($192 for the year ended December 31, 2006).

NOTE 14. —	COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2006, the Company signed a ten-year lease for a new facility. This lease agreement calls for annual lease payments of $436 for years 1-5 escalating from $458 to $486 for years 6-10. The Company also has the option to extend the lease for five years and an option to purchase the building and land after year seven of the initial lease term for a price of $4,260 . The Company is recognizing these payments on a straight-line basis over the term of the lease. The move to the new facility was completed in September 2006. Rental expense under the terms of this new lease agreement amounted to approximately $450 for the year ended December 31, 2007 ($175 for the year ended December 31, 2006).

The Company signed a nine year lease for its subsidiary, Minrad EU, effective December 2006. The agreement requires annual lease payments of approximately $70. The rent will be adjusted upwards or downwards each year based on the variation in quarterly cost of construction index, which is published by the French National Office for Statisitcs and Economic Surveys. The Company has the option to extend the lease an additional nine years at the end of the initial nine year term or to give notice to terminate the lease after a six year term. Rent expense under the terms of this new lease agreement amounted to $65 for the year ended December 31, 2007 (approximately $5 for the year ended December 31, 2006).

Approximate future minimum lease commitments are estimated as follows for the years ended December 31:

2008	$506
2009	506
2010	506
2011	514
2012	528
Thereafter	1,941

Total	$4,501

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

As of December 31, 2007, the Company had commitments to purchase property and equipment that will require payments in 2008 of approximately $2,000 in excess of amounts delivered and included in accounts payable related to its anesthesia and analgesia operations.

NOTE 15. —	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $190 for the year ended December 31, 2007 ($161 for the year ended December 31, 2006). There was no cash paid for income taxes during the years ended December 31, 2007 and 2006.

	Years Ended
	December 31,	December 31,
	2007	2006

Non cash investing and financing activities:
Property and equipment acquisitions recorded as accounts payable	$6,230	$873

Cashless exercise of warrants	$1	$1

Conversion of preferred stock to common stock	$—	$11,200

Conversion of accrued dividends to common stock	$—	$183

NOTE 16. —	BUSINESS SEGMENT INFORMATION

The Company operates its business as one reportable segment. The Company has two product lines as follows:

•	Anesthesia and Analgesia — We currently manufacture and sell three inhalation anesthetics; isoflurane, enflurane and sevoflurane.

•	Real-Time Image Guidance — We currently manufacture and sell our SabreSourcetm system and complementary Light Sabretm

Currently, the Company does not separately manage these product lines due to the development stage and minimal sales volume of the Real-Time Image Guidance product line. Assets attributable to Real-Time Image Guidance were approximately $1,968 of inventory and $411 of fixed assets as of December 31, 2007. There are no intersegment transactions.

Revenues by Geographic Area

	Years Ended
	December 31,	December 31,
	2007	2006

United States	$3,358	$7,062
International	9,594	9,279

Total revenues	$12,952	$16,341

For the years ended December 31, 2007 and 2006, the Company generated revenues in the following countries that exceeded 10% of total revenues as follows: United States 26% (43% for the year ended December 31, 2006); Mexico 31% (27% for the year ended December 31, 2006);.

Primarily, all of the Company’s assets are physically located in the United States.

NOTE 17. —	SUBSEQUENT EVENTS

On February 7, 2008, Minrad, Inc. entered into a term loan with Laminar Direct Capital L.P. The term loan has an aggregate principal face amount of $15,000, has a three year term and is to be used to (a) fund general corporate

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

expenses, (b) fund working capital, and (c) pay costs, fees and end expenses related to the transaction. The term loan accrues interest at fifteen percent per annum, 80% of which is payable in cash and 20% of which is payable cash or PIK at the Company’s election. Quarterly payments equal to 50% of excess cash flow, as defined in the loan agreement, will be made on the term loan commencing with the first fiscal quarter ending after the first anniversary of the term loan. The term loan agreement places various financial and operating covenants on the Company which, if not met, would cause the Company to be in default of the loan agreement, thereby rendering the entire unpaid balance being due and payable upon such date of default.

The term loan is collateralized by a blanket security lien against all of the assets of the Company (including a mortgage on the Company’s Bethlehem, PA manufacturing facility) and is guaranteed by the registrant. In addition to a note evidencing the Loan, the Company issued Laminar Direct Capital L.P. detachable warrants to purchase 3,208,427 shares of common stock of the registrant. The warrants have a seven year exercise period, $2.25 exercise price, registration rights, and represent 5% of the Registrant’s fully diluted equity immediately after the closing of the transaction. The value assigned to the warrants will be reflected as a term loan discount and amortized into interest expense over the life of the loan.

In connection with the closing of the term loan, the Company paid in full without penalty and terminated its existing $5,000 and $1,000 lines of credit with First Niagara Bank.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-KSB fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:

We were ineffective in maintaining a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. Currently, all aspects of our financial reporting process, are performed by a single individual with limited segregation of duties and limited secondary review, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures with the SEC. Specifically , we determined that because of the latter situation, our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documents.

Our documentation of accounting policies and procedures is incomplete to the level necessary to ensure accounting for transactions are accounted by the limited accounting staff in accordance with generally accepted accounting principles properly each reporting period.

We installed a new enterprise wide information system during 2007 that is utilized to plan and execute the business. However the accounting modules and functionality of the new system are not fully implemented or utilized by Company personnel to process transactions which have contributed to weaknesses in internal control over financial reporting.

We have a complex chemical production process which was not properly reflected in the accounting records captured in our enterprise wide information system at the end of 2007 and at interim reporting dates during 2007. In this regard, audit adjustments were made relating to both the quantity and value of inventory at December 31, 2007. Additional management time has been required to ensure that inventory has been properly accounted for during and at the end of each financial reporting period.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by adding qualified resources to implement , maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on (i) hiring additional qualified resources to provide for reasonable and necessary segregation of duties to allow for the compilation , review and analysis of complete financial reporting in a timely manner, (ii ) the issuance of accounting policies and procedures to ensure transactions are accounted for in accordance with generally accepted accounting principles (“U.S. GAAP”) and company policies (iii) consulting with third party accounting firms with the appropriate level of expertise on complex and emerging areas of U.S. GAAP.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the three months ended December 31, 2007.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table identifies our directors and executive officers as of March 26, 2008

Name	Age	Position

William H. Burns, Jr.	58	Chairman of the Board and Chief Executive Officer
Charles Trego, Jr.	57	Executive Vice President, Chief Financial Officer
Dennis Goupil	58	Executive Vice President, Chief Technology Officer
John McNeirney	75	Senior Vice President
Kirk Kamsler	57	Senior Vice President of Commercial Development
William Rolfe	62	Vice President, Controller,
Richard Tamulski	60	Vice President, Treasurer
Terrence Vollrath	51	Vice President, Operations
David DiGiacinto	54	Director
David Donaldson(3)	65	Director
Donald Farley(3)	65	Director
Duane Hopper(1)(2)	61	Director
Robert Lifeso(1)	62	Director
Theodore Stanley(1)	68	Director
Brett Zbar	35	Director

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Corporate Governance Committee member

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

Charles Trego, Jr. has served as the Chief Financial Officer and Executive Vice President of Minrad International, Inc. since March 2008. Mr. Trego joined the Company from Hardinge, Inc , a global machine tool manufacturer, where he had been the Chief Financial Officer and Senior Vice President since October 2005. His previous experience included , serving as Chief Financial Officer and Executive Vice President for Rich Products Corp., an international food manufacturer and marketer from 1989 to 2003 and serving as Chief Financial Officer and Treasurer for Latham International., a multinational swimming pool manufacturer and marketer from 2003 until September 2005.

Dennis Goupil has served as the Chief Technology officer and Executive Vice President since January 2008 and Senior Vice President of Research and Development of Minrad Inc since August 2007. Prior to joining Minrad, Mr. Goupil was employed at Biocure, Inc., an early stage medical device company. Where he was the Chief Technical Officer and Vice President Research & Development, a position he has held since 1999. Earlier in his career, Mr. Goupil held management positions at Boston Scientific, Datascope Corporation, Pharmacia Inc. and Cytotherapeutics.

John McNeirney has served as the Senior Vice President of Minrad International Inc. since December 2004 and Minrad Inc. since he joined the company in August 1996. Until January 2008, Mr. McNeirney also held the position of Chief Technology Officer. Prior to joining Minrad Inc., Mr. McNeirney served in various senior executive positions in health care with BOC from 1983 to 1992, Richardson-Vick Inc. from 1975 to 1983, and The Upjohn Company from 1964 to 1972. Mr. McNeirney has authored 56 U.S. patents and holds a BS in Chemical Engineering and an MS in Microbiology from Carnegie Mellon University.

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

William Rolfe has served as the Controller since January 2006 and Controller of Minrad Inc since September 2004, He served as interim CFO of Minrad from Agust 2006 to March 2008.. From 1999 to 2004, he was the President of Pharmatech Products LLC. Mr. Rolfe served as the CFO of Republic Drug Company from 1995 to 1999. From 1990 to 1995, he was the General Manager of Starline Products Inc. Prior to these positions, Mr. Rolfe served in a variety of financial management positions after having been a CPA with KPMG. He is a graduate of Canisius College.

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

Terrence Vollrath has served as the Vice President of Operations since August 2007. From 1999 until joining Minrad, Mr vollrath had been an independent consultant to the pharmaceutical, chemicals, biotech and manufacturing industries since 1999. Prior to that, Mr. Vollrath held an operations management positions at Aerojet Fine Chemicals and Abbott Laboratories.

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

David Donaldson has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since June 2004. Since 1970, Dr. Donaldson has served as a professor of Dentistry at the University of British Columbia, Canada, where he is currently the head of the Department of Oral Biological and Medical Sciences. He has chaired two other departments since 1970: Oral Maxillo Facial Surgery and Oral Surgical and Medical Science. Dr. Donaldson previously held the position of Director of Pain and Anxiety control in the Faculty of Dentistry, an area in which he is considered an expert and in which he has published extensively. He received his BDS at St. Andrews University, Scotland in 1965. Dr. Donaldson completed his Fellowship in Dental Surgery through the Royal College of Surgeons, Edinburgh, Scotland in 1969 and received his Masters degree in Prosthodontics from Dundee University in 1971.

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

Robert Lifeso, MD is a co-founder of Minrad Inc. and has served as a director of Minrad International, Inc. since December 2004 and Minrad Inc. since 1994. From July 1997 to January 2006, he served as the Director of the Spine Center at Erie County Medical Center in Buffalo, New York. Previously, Dr. Lifeso served as Chief of Orthopedic Surgery at the Veterans Hospital in Buffalo, as well as the King Faisal Hospital in Saudi Arabia. He received his FRCSC and MD from the University of Toronto and has published over 60 peer-reviewed articles.

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

Director Independence

Each of David Donaldson, Donald Farley, Duane Hopper, Robert Lifeso, John Rousseau, Theodore Stanley and Brett Zbar is an independent director under the general guidelines for determining director independence under the American Stock Exchange (AMEX) listing standards. All of the members of the Compensation Committee, the Nominating Committee and the Audit Committee of the Board of Directors meet the definition of independence under the AMEX standard. Until agreeing to become an officer of the Company, David DiGiacinto was independent under these standards. On March 24, 2008 Mr. DiGiacinto resigned from the Compensation and Nominating Committees.

Audit Committee

The Audit Committee of our Board of Directors has three members, Duane Hopper, Theodore Stanly and Robert Lifeso. Our Board of Directors has affirmatively determined that each of the three members of the Audit Committee is independent, as defined under the AMEX, listing standards and SEC regulations. Our Board of Directors has determined that Duane Hopper, who is the Chairman of the Audit Committee, qualifies as an Audit Committee Financial Expert, as defined under SEC regulations.

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

To our knowledge, based solely on a review of the copies of the reports furnished to us and on written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and the beneficial owners of greater than 10% of our outstanding common stock, with two exceptions (once for Mr. Goupil and once for Mr. Vollrath) were complied with during the fiscal year ending December 31, 2007.

Item 10.	Executive Compensation.

The following table provides compensation information concerning our Principle Executive Officer (PEO), and the two most highly compensated executive officers other than the PEO. The compensation included in the following table includes compensation earned from, or paid by, Minrad International, Inc., as applicable, during the periods covered.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other	Total
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principle Position	Year	($)	($)(a)	($)(b)	($)(c)	($)(d)	($)

William H. Burns, Jr.	2007	275,000	16,892	1,200	427,000	1,230	721,322
Chairman and CEO(1)	2006	225,961	84,570	1,200	388,974	1,200	701,905

Dennis Goupil	2007	78,000	125,000	1,200	250,750	36,200	491,150
Executive Vice President and CTO(2)	2006	—	—	—	—	—	—

Kirk D. Kamsler	2007	175,000	—	1,200	30,500	14,645	221,345
Senior Vice President of	2006	140,000	30,501	1,200	63,140	11,000	245,841
Commercial Development

(a)	The amount of bonus compensation is calculated based on a percentage of net or gross profit (or increase in gross profit), as well as for certain executives, contractual minimums, according to the employee’s employment agreement. The percentage is based on position and is approved by the compensation committee.

(b)	Stock awards are issued through the Company’s 401(k) plan, in the amount of $100 per month.

(c)	During the year ended December 31, 2006, the Company granted performance based options that are exercisable upon meeting certain milestone performance thresholds. As of December 31, 2006, Management determined the probability of achieving these performance thresholds by the option expiration date of September 30, 2007 and valued them accordingly. Options which were determined to be unlikely to be earned prior to the option expiration date of September 30, 2007 were not valued and not included in compensation.

During the year ended December 31, 2007, the Company granted performance based options that are exercisable upon meeting certain milestone performance thresholds. Management has determined the probability of achieving these performance thresholds by the option expiration date of December 31, 2008 and valued them accordingly (See Note 10 of the December 31, 2007 Consolidated Financial Statements). Options which management believes will not be earned prior to the option expiration date of December 31, 2008 are not valued and are not included.

(d)	Other compensation includes the cash portion of the Company’s retirement plan contribution and travel allowances, and in the case of Mr. Goupil, relocation payments.

(1)	Mr. Burns served as President and CEO of Minrad International, Inc. from December 16, 2004 through January 3, 2006. On January 4, 2006, Mr. Burns relinquished the title of President of Minrad International, Inc.

(2)	Mr. Goupil served as Senior Vice President from August 2007 through December 2007. On January 1, 2008, Mr. Goupil was appointed to the position of Executive Vice President and Chief Technology Officer of Minrad International, Inc., a position he currently holds.

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

Long Term Incentives — Each executive officer receives two types of equity based compensation in the form of stock options. When an executive starts with the Company they will receive a qualified stock option grant, the number options based on the position, which will have an exercise price set at 110% of the closing stock price on the grant date rounded up to the nearest nickel. The second form of equity compensation used by the company is milestone performance options. Each executive has been granted options to acquire stock which become exercisable upon the company meeting certain performance milestones. The exercise price, is equal to 110% of the closing stock price on the date of grant, rounded up to the nearest $0.05. The milestone options with a performance goal expire on December 31, 2008, if the performance goal associated with that milestone has not yet been achieved. In 2006, a previous set of milestone performance options were granted to executives, which expired on September 30, 2007, for those performance goals which had not been met prior to September 30, 2007, the associated performance milestone options were forfeited as of that date.

David DiGiacinto, who will join our company as President and Chief Operating Officer on April 1, 2008 was granted options as an inducement to his becoming an employee of the Company, a portion vest over time, provided he continues to be employed and other portions vest either upon a change in control or the Company reaching milestones based on positive cash flow. The exercise price was based upon the exercise price of the stock on the date of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
									Equity
									incentive
								Equity	plan
Option Awards								incentive	awards:
			Equity					plan	Market
			incentive					awards:	or payout
			plan					Number of	value of
			awards:				Market	unearned	unearned
	Number of	Number of	Number of			Number of	value of	shares,	shares,
	securities	securities	securities			shares or	shares or	units or	units
	underlying	underlying	underlying			units of	units of	other	or other
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	rights that	rights that
Name and	options (#)	options (#)	unearned	exercise	expiration	have not	have not	have not	have not
Principle Position	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William H. Burns, Jr. Chairman, and CEO	456,668	—	—	1.40	(1)	—	—	—	—
	212,918	—	—	1.40	(2)	—	—	—	—
	84,500	—	—	4.25	9/30/08	—	—	—	—
	—	—	350,000	5.30	(3)	—	—	—	—
	—	—	400,000	5.30	(4)	—	—	—	—
Total	754,086	—	750,000

Dennis Goupil Executive Vice President and CTO	—	62,500	—	6.35	6/25/2010	—	—	—	—
	—	62,500	—	6.35	6/25/2011	—	—	—	—
	50,000	—	—	3.05	12/16/2009	—	—	—	—
	—	—	25,000	5.30	(3)	—	—	—	—
	—	—	50,000	5.30	(4)	—	—	—	—
Total	50,000	125,000	75,000

Kirk D. Kamsler Senior Vice President of Commercial Development	66,250	—	—	1.40	4/30/2010	—	—	—	—
	66,250	—	—	1.40	4/30/2011	—	—	—	—
	5,000	—	—	1.90	9/30/2010	—	—	—	—
	20,000	—	—	4.25	9/30/2011	—	—	—	—
	—	—	25,000	5.30	(3)	—	—	—	—
	—	—	50,000	5.30	(4)	—	—	—	—
Total	157,500		75,000

(1)	Mr. Burns’ total award of 600,000 options vest monthly at a rate of 16,667 options per month during the period from May 2004 to April 1, 2007. These options expire five years after vesting.

(2)	Mr. Burns’ total award of 285,000 options vest monthly at a rate of 7,917 options per month during the period from March 1, 2004 to February 1, 2007. These options expire five years after vesting.

(3)	Performance options that are expected to vest by the option expiration date of December 31, 2008. The options will expire two years after vesting.

(4)	Performance options that are not expected to vest by the deadline of December 31, 2008. The options are expected to be forfeited.

Except as indicated in the Summary Compensation Table, Minrad International Inc. did not make any awards under long term incentive plans to the executive officers named in that table during the fiscal years ended December 31, 2006 and 2007.

Employment Agreements and Management Compensation

William H. Burns, Jr.  On October 31, 2006 Minrad International, Inc. entered into an employment agreement with William H. Burns, its Chief Executive Officer. The agreement provides for the continuation of Mr. Burns employment through December 31, 2008. This agreement cancels and replaces in its entirety the employment agreement made as of March 1, 2004. Mr. Burns’ compensation includes a base salary of $275,000 plus a bonus. Mr. Burns’ bonus is based on a number of mutually agreed upon individual and corporate performance targets, including a portion of increases in gross profit after distribution expenses, a portion of increases in operating margin and a number of other milestones. The maximum amount that can be earned by Mr. Burns in any bonus year is $724,999.

David DiGiacinto  On March 28, 2008, David DiGiacinto entered into an employment agreement with Minrad providing for a base salary of $225,000. He will be entitled to a bonus of up to 50% of his base salary for each full fiscal year during which he is employed based on corporate and individual performance targets and milestones to be agreed to between Mr. DiGiacinto and the Compensation Committee of the Board of Directors within the next 45 days. The term of his employment agreement will expire on March 31, 2010.

Under the employment agreement, Mr. DiGiacinto may be terminated by the Company for cause, including material breach of his employment agreement, failure or refusal to faithfully and diligently perform his duties, dishonesty to the Company, conviction of a crime causing the termination or suspension of any Company license, felony conviction, or excessive absence not related to a disability. If his employment is terminated for cause he will be entitled to salary and fringe benefits accrued through the date of termination and all unexercised options will be cancelled. If Mr. DiGiacinto is terminated without cause during the term of the agreement, he will be entitled to his base salary for the remainder of the term or one year, whichever is shorter, but in no event less than six months.

Mr. DiGiacinto will be granted options to acquire Minrad common stock as follows: (i) options to acquire 317,500 shares that will vest if he continues to be employed by Minrad through September 30, 2008; (ii) options to acquire 635,000 shares, 1/18th of which will vest each month of his continued employment from October, 2008 through March, 2010; and (iii) options to acquire 1,111,250 shares that (a) will all vest upon a change of control in a transaction having a valuation of $4.00 or more and subsequent termination of his employment, or (b) 317,500 of which will vest upon the company reporting positive cash flow for two consecutive quarters and 158,750 which will vest upon the Company reporting positive cash flow for each subsequent fiscal quarter during the term of his employment agreement.

Director Compensation

Effective April 21, 2005 the shareholders approved a plan providing for non-employee directors, or outside directors, to be paid a fee for his or her attendance at each Board meeting and Committee meeting of which he is a member. The fee payable to an Outside Director for attendance in person or telephonically is $1,000 for a Board of Directors meeting and $500 for each Committee meeting. The fees are payable 50% in cash and 50% in common stock, par value of $.01 per share. The fees paid in 2007 are as follows:

					Non-qualified
	Fees earned				deferred
	or paid	Stock		Non-equity	compensation	All other
	in cash	awards	Option awards	incentive plan	earnings	compensation	Total
Name	($)	($)	($)(a)	compensation	($)	($)	($)

Dave DiGiacinto	10,750	10,750	7,625				29,125
David Donaldson	9,750	9,750	7,625				27,125
Donald Farley	9,000	9,000	7,625				25,625
Duane Hopper	12,250	12,250	7,625				32,125
Robert Lifeso	10,250	10,250	28,025				48,525
John Rousseau(b)	9,000	9,000	—				18,000
Theodore Stanley	8,750	8,750	76,125				93,625
Brett Zbar	9,250	—	—				9,250

(a)	During the year ended December 31, 2007, the Company granted performance based options that are exercisable upon the Company meeting certain milestone performance thresholds. Management has determined the probability of achieving these milestones by the option expiration date of December 31, 2008 and valued them accordingly (See Note 10 of the Financial Statements). Options which management believes will not be earned prior to the deadline of December 31, 2008 are not valued and are not included.

(b)	Resigned from the Board of Directors, effective October 16, 2007

Compensation Philosophy

The Board of Directors has designed a compensation philosophy for our directors which we believe has the ability to attract and retain directors that will be an asset to our board.

To achieve these objectives, the Company has designed two primary compensation tools for our directors, these are:

Meeting fees — For each board or committee meeting a director attends, the Company will compensate the director in a fee payable in cash and company stock; and

Performance Milestone Options — In aligning the directors goals with those of the Company, and shareholders each director is granted a number of performance milestone options, which similar to those granted to executive officers, become exercisable upon the attainment of certain performance milestones by the Company.

In addition, the compensation committee of the Board of Directors approved annual compensation for non-employee members of the Scientific Advisory Board. The compensation includes a $2,000 annual retainer, along with $5,000 for attendance at the annual Scientific Advisory meeting and $5,000 for attendance and presentation at the annual International Distributor meeting. Three members of the Board of Directors are also on the Scientific Advisory Board and may make up to a maximum of $12,000 in 2007. They are Dave Donaldson, Robert Lifeso and Theodore Stanley (who was appointed on March 13, 2007.)

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to beneficial ownership of our common stock as of February 15, 2008, by: (1) each person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to have owned beneficially more than 5% of our outstanding common stock; (2) each of our directors and executive officers; and (3) all of our directors and executive officers as a group.

We determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Shares of common stock subject to any warrants or options that were exercisable on or within 60 days of February 15, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The beneficial ownership percentages in the table below of any person are based on 48,708,802 shares of our common stock subject to any warrants or options that were exercisable on or within 60 days of February 15, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person:

	Number of
Name of Beneficial Owner	Shares	Percent

Beneficial owners of 5% of our common stock & affiliates(1)
Kevin Kimberlin Partners L.P.(2)	6,933,084	13.3%
HealthCor Management L.P.(3)	6,000,000	12.3%
Laird Q. Cagan(4)	5,541,928	11.0%
Lehman Brothers Holding, Inc.(5)	4,646,983	9.5%

	Number of
Name of Beneficial Owner	Shares	Percent

Wellington Management Company, LLP(6)	3,880,800	8.0%
New England Partners Capital LLC(7)	3,339,192	6.9%
Laminar Direct Capital, LP(8)	3,208,427	6.2%
Aisling Capital II L.P.(9)	2,603,000	5.3%

Sub-Total for all 5% owners & affiliates	36,153,414	63.7%
Directors & executive officers(10)
William H. Burns, Jr.(11)	2,224,624	4.5%
David DiGiacinto(12)	55,536	0.1%
David Donaldson(13)	55,318	0.1%
Donald F. Farley(14)	365,150	0.7%
Duane Hopper(15)	141,210	0.3%
Robert Lifeso(16)	753,484	1.5%
Theodore Stanley(17)	56,941	0.1%
Brett Zbar(18)	0	0.0%
Charles Trego, Jr.(19)	0	0.0%
Dennis Goupil(20)	50,144	0.1%
Kirk Kamsler(21)	163,844	0.3%
John McNeirney(22)	185,520	0.4%
William Rolfe(23)	45,538	0.1%
Richard Tamulski(24)	90,538	0.2%
Terrence Vollrath(25)	10,144	0.0%

All directors and executive officers as a group (15 persons)(26)	4,197,991	8.4%

(1)	Excludes shares held by directors and executive officers, who as a group beneficially own in excess of 5% of the outstanding common stock of the Company.

(2)	Includes (i) 3,548,455 shares held by Kevin Kimberlin Partners L.P. (KKP) and various affiliates, (ii) 3,384,629 shares of common stock that KKP or its affiliates has the right to acquire by exercising warrants that are exercisable within 60 days of February 15, 2008. Kevin Kimberlin, the General Partner of KKP & its affiliates. Address: 535 Madison Ave. 12th Floor NY, NY 10022

(3)	Includes 6,000,000 shares held by HealthCor Management, L.P. , HealthCor Associates, LLC, HealthCor Offshore, Ltd, HealthCor Hybrid Offshore, Ltd., HealthCor Group, LLC, HealthCor Capital, L.P., HealthCor, L.P., Mr. Arthur Cohen, and Mr. Joseph Healey. Address: Carnegie Hall Tower 152 West 57th Street, 47th Floor New York, NY 10019.

(4)	Includes (i) 4,044,532 shares held directly by Mr. Cagan, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan owns a 50% interest and shares voting and dispositive power, (iii) 1,472,396 shares that Mr. Cagan has the right to acquire by exercising warrants that were exercisable within 60 days of Feb. 15, 2008 and (iv) 25,000 shares that Mr. Cagan has the right to acquire by exercising options that were exercisable within 60 days of Feb. 15, 2008. Address C/O Cagan McAfee Capital Partners, LLC 10600 N. DeAnza Blvd. Suite 250, Cupertino, CA 95014

(5)	Includes 4,646,983 shares held by Lehman Brothers Holdings Inc., Lehman Brothers Inc. and LBI Group Inc. Address: 745 Seventh Avenue New York, NY 10019

(6)	Address: 75 State St. Boston, MA 02109

(7)	Address: One Boston Place, Suite 3630 Boston, Massachusetts 02108

(8)	Includes 3,208,427 shares that Laminar Direct Capital L.P. or its affiliates has the right to acquire by exercising warrants that are exercisable within 60 days of February 15, 2008. The affiliates are Laminar Direct Capital GP Inc., D.E. Shaw & Co., L.P., and David E. Shaw. Address: 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036.

(9)	Includes 2,603,000 shares held by Aisling Capital II, LP, a Delaware limited partnership (“Aisling”), Aisling Capital Partners, LP, a Delaware limited partnership (“Aisling Partners” and general partner of Aisling), Aisling Capital Partners, LLC, a Delaware limited liability company (“Aisling Partners GP” and general partner of Aisling Partners), Mr. Dennis Purcell (“Mr. Purcell” and a managing member of Aisling Partners

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

(10)	The address for all directors and executive officers is: 50 Cobham Dr. Orchard Park, NY 14127

(11)	Includes (i) 1,470,538 shares held by Mr. Burns and (ii) 754,086 shares that Mr. Burns has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(12)	Includes (i) 4,036 common shares held by Mr. DiGiacinto and (ii) 51,500 shares that Mr. DiGiacinto has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008. Mr. DiGiacinto is a Senior Managing Director of Spencer Trask Specialty Group, LLC.

(13)	Includes (i) 3,818 common shares held by Mr. Donaldson and (ii) 51,500 shares that Mr. Donaldson has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(14)	Includes (i) 291,578 shares held by Mr. Farley, (ii) 22,072 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable within 60 days of Feb 15, 2008 and (iii) 51,500 shares that Mr. Farley has the right to acquire pursuant to outstanding options that were exercisable within 60 days of Feb. 15, 2008.

(15)	Includes (i) 89,710 shares held by Mr. Hopper and (ii) 51,500 shares that Mr. Hopper has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(16)	Includes (i) 681,984 shares held by Dr. Lifeso and (ii) 71,500 shares that Dr. Lifeso has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(17)	Includes (i) 31,941 shares held by Dr. Stanley and (ii) 25,000 shares that Dr. Stanley has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(18)	Includes (i) 0 shares held by Dr. Zbar and (ii) 0 shares that Dr. Zbar has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008. Does not include the 2,603,000 held by Aisling Capital II L.P. described in footnote (9) above. Dr. Zbar is a principal at Aisling Capital, but does not hold sole voting and dispositive power.

(19)	Includes (i) 0 shares held by Mr. Trego and (ii) 0 shares that Mr. Trego has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(20)	Includes (i) 144 shares held by Mr. Goupil and (ii) 50,000 shares that Mr. Goupil has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(21)	Includes (i) 6,344 shares held by Mr. Kamsler, and (ii) 157,500 shares that Mr. Kamsler has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(22)	Includes (i) 42,020 shares held by Mr. McNeirney and (ii) 143,500 shares that Mr. McNeirney has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(23)	Includes (i) 538 shares held by Mr. Rolfe and (ii) 45,000 shares that Mr. Rolfe has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(24)	Includes (i) 20,538 shares held by Mr. Tamulski and (ii) 70,000 shares that Mr. Tamulski has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(25)	Includes (i) 144 shares held by Mr. Vollrath and (ii) 10,000 shares that Mr. Vollrath has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(26)	Officers & Directors as a group includes (i) 2,643,333 common stock held, (ii) warrants to acquire 22,072 shares of common stock, and (iii) 1,532,586 options to purchase common stock that were exercisable by members of the group within 60 days of Feb. 15, 2008.

Item 12.	Certain Relationships and Related Transactions.

On March 28, 2008, David DiGiacinto, a director of the Company, entered into an employment dated March 28, 2008, pursuant to which he will become our President and Chief Operating Officer on April 1, 2008 and become Chief Executive Officer on January 1, 2009. The material terms of his employment agreement are set forth under Item 10 of this 10KSB, under the heading “Employment Agreement and Management Compensation”.

Item 13.  Exhibits.

The following exhibits are filed as part of this Report on Form 10-KSB:

3.1	Articles of Incorporation of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form SB-2 filed on July 1, 2005)
3.2	Certificate of Designations of Minrad International, Inc. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 14, 2005)
3.3	Bylaws of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K as filed on March 28, 2008.)
4.1	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1.5 million of Convertible Promissory Notes and Warrants to Tobin Family Trust (incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 14, 2005)
4.2	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1 million of Convertible Promissory Notes and Warrants to Laird Q. Cagan (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 14, 2005)
4.3	Form of Convertible Promissory Note, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.3 to Form 8-K filed on February 14, 2005)
4.4	Form of Warrant, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.4 to Form 8-K filed on February 14, 2005)
4.5	Form of Registration Rights Agreement, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.5 to Form 8-K filed on February 14, 2005)
4.6	Form of Guaranty, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.6 to Form 8-K filed on February 14, 2005)
4.7	Amendment To Convertible Promissory Notes dated as of May 11, 2005, between and among Minrad International, Inc., Laird Cagan and the Morrie Tobin Family Trust (incorporated by reference to Exhibit 10.9 to Form 10-QSB on May 13, 2005)
4.8	Securities Purchase Agreement dated as of June 8, 2005, by and among Minrad International, Inc. an the purchasers listed therein (incorporated by reference to Exhibit 99.1 to form 8-K filed on June 14, 2005)
4.9	Form of Warrant dated June 8, 2005 (incorporated by reference to Exhibit 99.3 to form 8-K filed on June 14, 2005)
4.10	Registration Rights Agreement dated June 8, 2005 (incorporated by reference to Exhibit 99.4 to form 8-K filed on June 14, 2005)
4.11	Securities Purchase Agreement dated as of June 17, 2005, by and among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 21, 2005)
4.12	Form of Warrant, dated as of June 21, 2005, issued to Buyers under Securities Purchase Agreement of the same date by Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 21, 2005)
4.13	Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under Stock Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4 to Form 8-K filed on June 21, 2005)
4.14	Securities Purchase Agreement Securities Purchase Agreement dated as of June 28, 2005, among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed August 5, 2005)
4.15	Form of Warrant dated June , 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed August 5, 2005)
4.16	Registration Rights Agreement dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed August 5, 2005)
4.17	Form of Stock Option Agreement, dated December 15, 2004, by and among the Registrant, Minrad Inc., Cagan McAfee Capital Partners, LLC, Liviakis Financial Communications, Inc., Laird Q. Cagan, Eric

McAfee and the Tobin Family Trust (incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 21, 2004)
10.1		Employment Agreement of William H. Burns, Jr., dated October 31, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 6, 2006)
10.2		Employment Agreement of John McNeirney, dated March 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2004)
10.3		Amendment to Employment Agreement between Minrad, Inc. and John McNeirney dated November 14, 2005 (incorporated by reference to exhibit 10.1 to Form 8-K file November 17, 2005)
10.4		Separation Agreement, Waiver and Release with William L. Bednarski, dated August 28, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2006).
10.5		Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005)
10.6		Minrad Inc. Patents and Inventions Policy (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 31, 2005)
10.7		Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004)
10.8		Minrad International, Inc. Code of Ethics for senior financial officers
10.9		Exclusive Distribution Agreement effective June 9, 2004 between Minrad, Inc., and RxElite Holdings Inc. (incorporated by reference to Exhibit 10.8 to Form 10-QSB on May 13, 2005), amended on June 15, 2006 (incorporated by reference to Exhibit 1.01, filed on June 20, 2006)
10.10		Lease between Peter L. Krog and the Company dated as of October 20, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-QSB filed November 14, 2005)
10.11		Credit Agreement with KeyBank National Association dated December 21, 2005. (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on March 29, 2006)
10.12		Form of Milestone Stock Option Agreement to be used in connection with stock options approved on April 21, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 27, 2005)
10.13		Milestone Option Agreement (incorporated by reference to Exhibit 10.01 to Form 8-K filed August 17, 2006)
10.14		Supply Agreement, dated as of February 17, 2005, by and between Minrad Inc. and Merck Génériques (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 24, 2005)
10.15		Amended Advisory Consulting Agreement between Minrad International and International Capital Advisory (incorporate by reference to Exhibit 10.1 to Form 8-K filed November 1, 2006)
10	.16*	Investment Agreement between Minrad Inc. as Company and Minrad International, Inc as parent and Laminar Direct Capital L.P., dated as of February 8, 2008
10.17		Employment Agreement between Minrad International, Inc. and David DiGiacinto dated March 28, 2008 (incorporated by reference to Exhibit 99.2 to Form 8-K filed March 28, 2008.)
21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2005)
23	.1*	Consent of Freed Maxick & Battaglia, CPAs, PC
31	.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1*	Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Fees of Independent Public Accountants

The fees billed to us by our independent auditors, Freed, Maxick & Battaglia, CPAs, PC (Freed), for services were as follows:

Audit Fees.  This category consists of fees for the audit of financial statements included in our annual report on Form 10-KSB, the review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal periods indicated above. For the years ended December 31, 2007 and 2006, Freed billed us for audit fees in the amount of approximately $215,000 and $190,000, respectively.

Audit-Related Fees.  This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statements and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents related to SEC registration statements, our current reports on Form 8-K and Form 8-K/A. For the years ended December 31, 2007 and 2006, Freed billed us $10,324 and $46,341, respectively.

Tax Fees.  This category consists of professional services rendered by the independent auditor for tax compliance and tax planning. The services under this category include tax preparation and technical advice. For the years ended December 31, 2007 and 2006, Freed billed us $23,118 and $33,028, respectively.

All Other Fees.  This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. For the years ended December 31, 2007 and 2006, Freed did not provide us any other services beyond those described under audit fees, audit-related fees or tax fees.

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

Date: March 31, 2008	MINRAD INTERNATIONAL, INC.

By: /s/ William H. Burns, Jr. William H. Burns, Jr., Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title	Date

(i) Principal Executive Officer:

/s/ William H. Burns, Jr. William H. Burns, Jr./CEO	March 31, 2008

(ii) Principal Financial Officer:

/s/ Charles R. Trego, Jr. Charles R. Trego, Jr./CFO	March 31, 2008

(iv) Directors:

/s/ William H. Burns, Jr. William H. Burns, Jr./Director	March 31, 2008

/s/ David DiGiacinto David DiGiacinto/Director	March 31, 2008

/s/ David Donaldson David Donaldson/Director	March 31, 2008

Donald Farley/Director

/s/ Duane Hopper Duane Hopper/Director	March 31, 2008

/s/ Robert Lifeso Robert Lifeso/Director	March 31, 2008

/s/ Theodore Stanley Theodore Stanley/Director	March 31, 2008

/s/ Brett Zbar Brett Zbar/Director	March 31, 2008