Form 10KSB/A
period 2007-12-31
MINRAD INTERNATIONAL, INC.
filed 2008-04-21
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common equity, as of March 26, 2008 was $20,056,548. Solely for the purposes of this calculation, all persons who are executive officers or directors of the Registrant and all persons known to the Registrant to hold more than 5% of the Registrant’s outstanding common stock have been deemed to be affiliates.

The total number of shares of common stock of the Registrant that were outstanding on March 26, 2008 was 48,768,266.

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

We believe Desflurane is the second largest selling inhalation anesthetic. Presently marketed solely by Baxter, desflurane’s low metabolism and cardiovascular stability have made it popular for use in longer surgical procedures. Baxter’s proprietary utility patent expired in March 2008. We anticipate that there will be heavy competition among four or five manufacturers for sales of desflurane when a Baxter process patent expires in either 2010 or 2011, depending on the jurisdiction. We have filed a distinct process patent which uses a novel method of fluorination that we believe will allow us to enter the desflurane market in the near term, following regulatory approvals. In this regard, we have filed an Abbreviated New Drug Application, or ANDA, for review with the FDA in January of 2008.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 14 U.S. patents and numerous foreign counterparts related to our products, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Our common stock ownership is highly concentrated. As of February 15, 2008, 4,222,991 shares of Common Stock or 8.4% of outstanding were beneficial owned by Officers and Directors, while 18,475,012 shares of Common Stock or 34.5% of outstanding were beneficially owned by holders which each hold 10.0% or more. As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

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

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding	(Excluding Securities
Plan Category	Warrants and Rights(1)	Options, Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,129,411	$3.86	1,117,770

(1)	Reflects shares issuable upon exercise of options issued and issuable under the Company’s 2004 Stock Option Plan and 2005 Directors Compensation Plan.

Purchase of shares

During the year ended December 31, 2007 we did not purchase any of our shares.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

	Years Ended
	December 31,	December 31,
	2007	2006

Net Loss	$(18,798)	$(6,603)
Less preferred stock dividends — cash	—	(486)
Less preferred stock dividends — non cash	—	(183)

Net loss available to common stockholders	$(18,798)	$(7,272)

Net loss per share, basic and diluted	$(0.39)	$(0.20)

Weighted average common shares outstanding, basic and diluted	46,676	36,639

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

Property, Equipment and Depreciation

Depreciation is computed over the estimated useful life of three to ten years using the straight-line depreciation method, commencing on the date the asset is placed in service. Long-lived assets to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based upon estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

					Non-qualified
	Fees earned				deferred
	or paid	Stock		Non-equity	compensation	All other
	in cash	awards	Option awards	incentive plan	earnings	compensation	Total
Name	($)	($)	($)(a)	compensation	($)	($)	($)

Dave DiGiacinto	10,750	10,750	7,625				29,125
David Donaldson	9,750	9,750	7,625				27,125
Donald Farley	9,000	9,000	7,625				25,625
Duane Hopper	12,250	12,250	7,625				32,125
Robert Lifeso	10,250	10,250	28,025				48,525
John Rousseau(b)	9,000	9,000	—				18,000
Theodore Stanley	8,750	8,750	76,125				93,625
Brett Zbar	9,250	—	68,500				77,750

(a)	During the year ended December 31, 2007, the Company granted performance based options that are exercisable upon the Company meeting certain milestone performance thresholds. Management has determined the probability of achieving these milestones by the option expiration date of December 31, 2008 and valued them accordingly (See Note 10 of the Financial Statements). Options which management believes will not be earned prior to the deadline of December 31, 2008 are not valued and are not included.

(b)	Resigned from the Board of Directors, effective October 16, 2007

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

	Number of
Name of Beneficial Owner	Shares	Percent

Beneficial owners of 5% of our common stock & affiliates(1)
Kevin Kimberlin Partners L.P.(2)	6,933,084	13.3%
HealthCor Management L.P.(3)	6,000,000	12.3%
Laird Q. Cagan(4)	5,541,928	11.0%
Lehman Brothers Holding, Inc.(5)	4,646,983	9.5%

	Number of
Name of Beneficial Owner	Shares	Percent

Wellington Management Company, LLP(6)	3,880,800	8.0%
New England Partners Capital LLC(7)	3,339,192	6.9%
Laminar Direct Capital, LP(8)	3,208,427	6.2%
Aisling Capital II L.P.(9)	2,603,000	5.3%

Sub-Total for all 5% owners & affiliates	36,153,414	63.7%
Directors & executive officers(10)
William H. Burns, Jr.(11)	2,224,624	4.5%
David DiGiacinto(12)	55,536	0.1%
David Donaldson(13)	55,318	0.1%
Donald F. Farley(14)	365,150	0.7%
Duane Hopper(15)	141,210	0.3%
Robert Lifeso(16)	753,484	1.5%
Theodore Stanley(17)	56,941	0.1%
Brett Zbar(18)	25,000	0.1%
Charles Trego, Jr.(19)	0	0.0%
Dennis Goupil(20)	50,144	0.1%
Kirk Kamsler(21)	163,844	0.3%
John McNeirney(22)	185,520	0.4%
William Rolfe(23)	45,538	0.1%
Richard Tamulski(24)	90,538	0.2%
Terrence Vollrath(25)	10,144	0.0%

All directors and executive officers as a group (15 persons)(26)	4,222,991	8.4%

(1)	Excludes shares held by directors and executive officers, who as a group beneficially own in excess of 5% of the outstanding common stock of the Company.

(2)	Includes (i) 3,548,455 shares held by Kevin Kimberlin Partners L.P. (KKP) and various affiliates, (ii) 3,384,629 shares of common stock that KKP or its affiliates has the right to acquire by exercising warrants that are exercisable within 60 days of February 15, 2008. Kevin Kimberlin, the General Partner of KKP & its affiliates. Address: 535 Madison Ave. 12th Floor NY, NY 10022

(3)	Includes 6,000,000 shares held by HealthCor Management, L.P. , HealthCor Associates, LLC, HealthCor Offshore, Ltd, HealthCor Hybrid Offshore, Ltd., HealthCor Group, LLC, HealthCor Capital, L.P., HealthCor, L.P., Mr. Arthur Cohen, and Mr. Joseph Healey. Address: Carnegie Hall Tower 152 West 57th Street, 47th Floor New York, NY 10019.

(4)	Includes (i) 3,795,432 shares held directly by Mr. Cagan, (ii) 249,100 shares held by Cagan McAfee Capital Partners, LLC, an entity in which Mr. Cagan owns a 50% interest and shares voting and dispositive power, (iii) 1,472,396 shares that Mr. Cagan has the right to acquire by exercising warrants that were exercisable within 60 days of Feb. 15, 2008 and (iv) 25,000 shares that Mr. Cagan has the right to acquire by exercising options that were exercisable within 60 days of Feb. 15, 2008. Address C/O Cagan McAfee Capital Partners, LLC 10600 N. DeAnza Blvd. Suite 250, Cupertino, CA 95014

(5)	Includes 4,646,983 shares held by Lehman Brothers Holdings Inc., Lehman Brothers Inc. and LBI Group Inc. Address: 745 Seventh Avenue New York, NY 10019

(6)	Address: 75 State St. Boston, MA 02109

(7)	Address: One Boston Place, Suite 3630 Boston, Massachusetts 02108

(8)	Includes 3,208,427 shares that Laminar Direct Capital L.P. or its affiliates has the right to acquire by exercising warrants that are exercisable within 60 days of February 15, 2008. The affiliates are Laminar Direct Capital GP Inc., D.E. Shaw & Co., L.P., and David E. Shaw. Address: 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036.

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

(10)	The address for all directors and executive officers is: 50 Cobham Dr. Orchard Park, NY 14127

(11)	Includes (i) 1,470,538 shares held by Mr. Burns and (ii) 754,086 shares that Mr. Burns has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(12)	Includes (i) 4,036 common shares held by Mr. DiGiacinto and (ii) 51,500 shares that Mr. DiGiacinto has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008. Mr. DiGiacinto is a Senior Managing Director of Spencer Trask Specialty Group, LLC.

(13)	Includes (i) 3,818 common shares held by Mr. Donaldson and (ii) 51,500 shares that Mr. Donaldson has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(14)	Includes (i) 291,578 shares held by Mr. Farley, (ii) 22,072 shares that Mr. Farley has the right to acquire pursuant to outstanding warrants that were exercisable within 60 days of Feb 15, 2008 and (iii) 51,500 shares that Mr. Farley has the right to acquire pursuant to outstanding options that were exercisable within 60 days of Feb. 15, 2008.

(15)	Includes (i) 89,710 shares held by Mr. Hopper and (ii) 51,500 shares that Mr. Hopper has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(16)	Includes (i) 681,984 shares held by Dr. Lifeso and (ii) 71,500 shares that Dr. Lifeso has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(17)	Includes (i) 31,941 shares held by Dr. Stanley and (ii) 25,000 shares that Dr. Stanley has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(18)	Includes (i) 0 shares held by Dr. Zbar and (ii) 25,000 shares that Dr. Zbar has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008. Does not include the 2,603,000 held by Aisling Capital II L.P. described in footnote (9) above. Dr. Zbar is a principal at Aisling Capital, but does not hold sole voting and dispositive power.

(19)	Includes (i) 0 shares held by Mr. Trego and (ii) 0 shares that Mr. Trego has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(20)	Includes (i) 144 shares held by Mr. Goupil and (ii) 50,000 shares that Mr. Goupil has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(21)	Includes (i) 6,344 shares held by Mr. Kamsler, and (ii) 157,500 shares that Mr. Kamsler has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(22)	Includes (i) 42,020 shares held by Mr. McNeirney and (ii) 143,500 shares that Mr. McNeirney has the right to acquire pursuant to options that were exercisable within 60 days of Feb. 15, 2008.

(23)	Includes (i) 538 shares held by Mr. Rolfe and (ii) 45,000 shares that Mr. Rolfe has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(24)	Includes (i) 20,538 shares held by Mr. Tamulski and (ii) 70,000 shares that Mr. Tamulski has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(25)	Includes (i) 144 shares held by Mr. Vollrath and (ii) 10,000 shares that Mr. Vollrath has the right to acquire pursuant to options that were exercisable within 60 days of Feb 15, 2008.

(26)	Officers & Directors as a group includes (i) 2,643,333 common stock held, (ii) warrants to acquire 22,072 shares of common stock, and (iii) 1,532,586 options to purchase common stock that were exercisable by members of the group within 60 days of Feb. 15, 2008.

Item 12.	Certain Relationships and Related Transactions.

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

Item 13.  Exhibits.

The following exhibits are filed as part of this Report on Form 10-KSB:

3.1	Articles of Incorporation of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form SB-2 filed on July 1, 2005)
3.2	Certificate of Designations of Minrad International, Inc. (incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 14, 2005)
3.3	Bylaws of Minrad International, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K as filed on March 28, 2008.)
4.1	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1.5 million of Convertible Promissory Notes and Warrants to Tobin Family Trust (incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 14, 2005)
4.2	Note Subscription Agreement, dated February 8, 2005, relating to the sale of $1 million of Convertible Promissory Notes and Warrants to Laird Q. Cagan (incorporated by reference to Exhibit 99.2 to Form 8-K filed on February 14, 2005)
4.3	Form of Convertible Promissory Note, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.3 to Form 8-K filed on February 14, 2005)
4.4	Form of Warrant, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.4 to Form 8-K filed on February 14, 2005)
4.5	Form of Registration Rights Agreement, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.5 to Form 8-K filed on February 14, 2005)
4.6	Form of Guaranty, dated February 8, 2005, used in connection with the sale of an aggregate of $2.5 million of Convertible Promissory Notes and Warrants (incorporated by reference to Exhibit 99.6 to Form 8-K filed on February 14, 2005)
4.7	Amendment To Convertible Promissory Notes dated as of May 11, 2005, between and among Minrad International, Inc., Laird Cagan and the Morrie Tobin Family Trust (incorporated by reference to Exhibit 10.9 to Form 10-QSB on May 13, 2005)
4.8	Securities Purchase Agreement dated as of June 8, 2005, by and among Minrad International, Inc. an the purchasers listed therein (incorporated by reference to Exhibit 99.1 to form 8-K filed on June 14, 2005)
4.9	Form of Warrant dated June 8, 2005 (incorporated by reference to Exhibit 99.3 to form 8-K filed on June 14, 2005)
4.10	Registration Rights Agreement dated June 8, 2005 (incorporated by reference to Exhibit 99.4 to form 8-K filed on June 14, 2005)
4.11	Securities Purchase Agreement dated as of June 17, 2005, by and among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 21, 2005)
4.12	Form of Warrant, dated as of June 21, 2005, issued to Buyers under Securities Purchase Agreement of the same date by Minrad International, Inc. (incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 21, 2005)
4.13	Registration Rights Agreement, dated as of June 17, 2005, between Minrad International, Inc. and Buyers under Stock Purchase Agreement of the same date (incorporated by reference to Exhibit 99.4 to Form 8-K filed on June 21, 2005)
4.14	Securities Purchase Agreement Securities Purchase Agreement dated as of June 28, 2005, among Minrad International, Inc. and the investors listed therein (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed August 5, 2005)
4.15	Form of Warrant dated June , 2005 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed August 5, 2005)
4.16	Registration Rights Agreement dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed August 5, 2005)
4.17	Form of Stock Option Agreement, dated December 15, 2004, by and among the Registrant, Minrad Inc., Cagan McAfee Capital Partners, LLC, Liviakis Financial Communications, Inc., Laird Q. Cagan, Eric

McAfee and the Tobin Family Trust (incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 21, 2004)
10.1		Employment Agreement of William H. Burns, Jr., dated October 31, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 6, 2006)
10.2		Employment Agreement of John McNeirney, dated March 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2004)
10.3		Amendment to Employment Agreement between Minrad, Inc. and John McNeirney dated November 14, 2005 (incorporated by reference to exhibit 10.1 to Form 8-K file November 17, 2005)
10.4		Separation Agreement, Waiver and Release with William L. Bednarski, dated August 28, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2006).
10.5		Supply Agreement, effective February 11, 2005, between Minrad EU and Merk Generiques (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2005)
10.6		Minrad Inc. Patents and Inventions Policy (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 31, 2005)
10.7		Minrad International, Inc. 2004 Stock Option Plan (incorporated by reference to Appendix C to Schedule 14C filed on September 16, 2004)
10.8		Minrad International, Inc. Code of Ethics for senior financial officers
10.9		Exclusive Distribution Agreement effective June 9, 2004 between Minrad, Inc., and RxElite Holdings Inc. (incorporated by reference to Exhibit 10.8 to Form 10-QSB on May 13, 2005), amended on June 15, 2006 (incorporated by reference to Exhibit 1.01, filed on June 20, 2006)
10.10		Lease between Peter L. Krog and the Company dated as of October 20, 2005 (incorporated by reference to Exhibit 10.12 to Form 10-QSB filed November 14, 2005)
10.11		Credit Agreement with KeyBank National Association dated December 21, 2005. (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on March 29, 2006)
10.12		Form of Milestone Stock Option Agreement to be used in connection with stock options approved on April 21, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 27, 2005)
10.13		Milestone Option Agreement (incorporated by reference to Exhibit 10.01 to Form 8-K filed August 17, 2006)
10.14		Supply Agreement, dated as of February 17, 2005, by and between Minrad Inc. and Merck Génériques (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 24, 2005)
10.15		Amended Advisory Consulting Agreement between Minrad International and International Capital Advisory (incorporate by reference to Exhibit 10.1 to Form 8-K filed November 1, 2006)
10.16		Investment Agreement between Minrad Inc. as Company and Minrad International, Inc as parent and Laminar Direct Capital L.P., dated as of February 8, 2008 (incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on March 31, 2008)
10.17		Employment Agreement between Minrad International, Inc. and David DiGiacinto dated March 28, 2008 (incorporated by reference to Exhibit 99.2 to Form 8-K filed March 28, 2008.)
21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2005)
23	.1*	Consent of Freed Maxick & Battaglia, CPAs, PC
31	.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32	.1*	Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

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

Date: April 21, 2008	MINRAD INTERNATIONAL, INC.

By: /s/ William H. Burns, Jr. William H. Burns, Jr., Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature/Title	Date

(i) Principal Executive Officer:

/s/ William H. Burns, Jr. William H. Burns, Jr./CEO	April 21, 2008

(ii) Principal Financial Officer:

/s/ Charles R. Trego, Jr. Charles R. Trego, Jr./CFO	April 21, 2008

(iv) Directors:

/s/ William H. Burns, Jr. William H. Burns, Jr./Director	April 21, 2008

/s/ David DiGiacinto David DiGiacinto/Director	April 21, 2008

David Donaldson/Director

/s/ Donald F. Farley Donald Farley/Director	April 21, 2008

/s/ Duane Hopper Duane Hopper/Director	April 21, 2008

/s/ Robert Lifeso Robert Lifeso/Director	April 21, 2008

Theodore Stanley/Director

/s/ Brett Zbar Brett Zbar/Director	April 21, 2008