Form 10-Q
period 2008-03-31
MINRAD INTERNATIONAL, INC.
filed 2008-05-14
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-49635

MINRAD INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	870299034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Cobham Drive, Orchard Park, New York	14127
(Address of principal executive offices)	(Zip Code)
(716) 855-1068
Issuer’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of May 12, 2008, there were 48,876,792 outstanding shares of the registrant’s $0.01 par value common stock.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Item 1. Financial Statements .

	March 31, 2008
	(unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$243	$238
Investments — Available for sale	495	—
License agreement receivable	—	1,000
Accounts receivable, net	11,543	3,310
Inventories, net	7,542	12,402
Prepaid expenses and other	1,215	1,121

Total current assets	21,038	18,071

Property and equipment:
Machinery and equipment	15,481	15,169
Computers	1,480	1,471
Furniture and fixtures	919	815
Leasehold improvements	385	385
Construction in progress	7,967	7,692

	26,232	25,532
Less accumulated depreciation	3,248	2,247

Net property and equipment	22,984	23,285

Other assets, net	653	639

Total assets	$44,675	$41,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Demand notes payable	$—	$6,000
Accounts payable	7,984	12,983
Accrued expenses	1,648	1,004
Current portion of long-term debt	208	206
Current portion of deferred income	793	103

Total current liabilities	10,633	20,296

Long-term liabilities
Long-term debt, net of discount	13,392	1,725
Deferred tax liability	417	—
Long-term deferred income	870	897

Total long-term liabilities	14,679	2,622

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock	488	487
Additional paid-in-capital	84,516	80,869
Accumulated other comprehensive loss	(195)	—
Accumulated deficit	(65,446)	(62,279)

Total stockholders’ equity	19,363	19,077

Total liabilities and stockholders’ equity	$44,675	$41,995

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Revenue	$11,795	$2,926

Cost of goods sold	7,834	2,236

Gross profit	3,961	690

Operating expenses:
Sales and marketing	3,694	1,910
Research and development	1,109	1,061
Finance and administrative	1,722	1,196

Total operating expenses	6,525	4,167

Operating loss	(2,564)	(3,477)

Interest expense	(629)	(3)
Interest income	5	94
Other income and expense	21	—

Net loss	$(3,167)	$(3,386)

Net loss per share, basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding, basic and diluted	48,735,517	47,071,086

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE—MONTH PERIOD ENDED MARCH 31, 2008 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Total

Balance at December 31, 2007	48,688,802	$487	$80,869	$—	$(62,279)	$19,077

Stock options exercised	20,000	—	36	—	—	36

Warrants exercised	59,464	1	53	—	—	54
Discount on long-term debt, net of tax effect	—	—	3,056	—	—	3,056
Stock based compensation	—	—	502	—	—	502
Net loss	—	—	—	—	(3,167)	(3,167)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	(195)	—	(195)

Total comprehensive loss	—	—	—	—	—	(3,362)

Balance at March 31, 2008	48,768,266	$488	$84,516	$(195)	$(65,446)	$19,363

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE—MONTH PERIOD ENDED MARCH 31, 2008 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Total
Balance at December 31, 2006	47,048,240	$470	$76,513	—	$(43,481)	$33,502
				—
Stock options exercised	45,291	1	116	—	—	117
				—
Stock based compensation	—	—	122	—	—	122
				—
Net loss	—	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	47,093,531	$471	$76,751	$—	$(46,867)	$30,355

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,167)	$(3,386)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,006	223
Stock based compensation	502	122
Interest paid in kind	66	—
Amortization of debt discount	193	(12)
(Increase) decrease in assets:
Accounts receivable	(8,233)	3,226
License agreement receivable	1,000	—
Interest receivable	—	25
Inventories	4,460	(1,265)
Inventory reserve	400	—
Prepaid expenses and other	(94)	(1,281)
Increase (decrease) in liabilities:
Accounts payable	(1,701)	(365)
Accrued expenses	578	(237)
Deferred income	(26)	—

Net cash used by operating activities	(5,016)	(2,950)

Cash flows from investing activities:
Purchases of property and equipment	(3,998)	(2,927)
Proceeds from sale of investments	—	3,641
Acquisition of other assets	(20)	(492)

Net cash provided (used) by investing activities	(4,018)	222

Cash flows from financing activities:
Proceeds under long-term debt borrowings	15,000	—
Repayments under demand notes payable	(6,000)	—
Principal payments on long-term debt	(51)	—
Proceeds from options exercised	36	117
Proceeds from warrants exercised	54	—

Net cash provided by financing activities	9,039	117

Net increase (decrease) in cash and cash equivalents	5	(2,611)
Cash and cash equivalents — Beginning of period	238	4,664

Cash and cash equivalents — End of period	$243	$2,053

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2007 and 2006; as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB/A on April 21, 2008.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The adoption of SFAS 159 did not impact the Company’s consolidated financial statements.
     During the quarter ended March 31 2008, the Company adopted SFAS No. 130, Reporting Other Comprehensive Income, which the Company adopted in regards to receipt of the common stock of one of its distribution partners, the receipt of which was related to a distribution agreement with the partner. In accordance with SFAS No. 115, the Company recorded the receipt of the shares as an available for sale investment and reports unrealized gains or losses on the investments as part of other comprehensive income. The investment was originally recorded at $690 and a subsequent unrealized loss of $195 was recorded as of March 31, 2008 to record the investment at its fair value as of that date.
NOTE 3 — INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$1,022	$5,003
Work-in-progress	8,265	8,598
Finished goods	1,165	1,311
Inventory Reserves	(2,910)	(2,510)

	$7,542	$12,402

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

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 4 — DEBT (CONTINUED)
     Approximate future principle payments are as follows for the years ended December 31:

Year	Commitment
2008	$155
2009	214
2010	222
2011	229
2012	238
Thereafter	823

Total	$1,881

     The Company was in default as of March 31, 2008 on the two loans with the Commonwealth of Pennsylvania in regards to certain non-financial covenants concerning notice, this default was cured subsequent to March 31, 2008.
     The Company entered into a line of credit with First Niagara Bank in June of 2007 which was structured as a demand facility and charges interest at either the bank’s prime rate or LIBOR plus 3%. This line was secured by essentially all of the assets of the Company (for certain assets which act as collateral for the two Commonwealth of Pennsylvania Loans, the line was secured by a second lien behind the first lien held by the Commonwealth of Pennsylvania) and provides for maximum borrowings of $5,000.
     On December 26, 2007, the Company entered into a second line of credit with First Niagara Bank. The second line of credit provided for additional borrowings of $1,000, and charges interest at the bank’s prime rate plus 1.0%. This line of credit was collateralized by the same Company assets pledged in regards to the Company’s first line of credit with First Niagara Bank. In February, 2008, both lines of credit with First Niagara Bank were repaid and the facility was terminated.
     On February 7, 2008, Minrad, Inc. entered into a term loan with Laminar Direct Capital L.P. The term loan has an aggregate principal face amount of $15,000, has a three year term and is to be used to (a) fund general corporate expenses, (b) fund working capital, and (c) pay costs, fees and end expenses related to the transaction. The term loan accrued interest at fifteen percent per annum, 80% of which is payable in cash and 20% of which is payable in cash or interest paid-in-kind (“PIK”). Quarterly payments equal to 50% of excess cash flow, as defined in the loan agreement, will be made on the term loan commencing with the first fiscal quarter ending after the first anniversary of the term loan. The term loan agreement places various financial and operating covenants on the Company which, if not met, would cause the Company to be in default of the loan agreement, thereby rendering the entire unpaid balance being due and payable upon such date of default.
     The term loan is collateralized by a blanket security lien against all of the assets of the Company (including a mortgage on the Company’s Bethlehem, PA manufacturing facility) and is guaranteed by the registrant. In addition to a note evidencing the Loan, the Company issued Laminar Direct Capital L.P. warrants to purchase 3,208,427 shares of common stock. The warrants have a seven year exercise period, $2.25 exercise price, registration rights, and represent 5% of the Registrant’s fully diluted equity immediately after the closing of the transaction. The warrants were valued at $3,473, using the Black-Scholes option pricing model. These warrants have been classified as a note discount, which is being amortized into interest over the life of the loan. During the three month period ended March 31, 2008, $193 of interest related to the warrants has been recorded.
As of March 31, 2008, the Company’s outstanding obligations under this facility consisted of:

Principal	$15,000
Interest Paid-In-Kind (PIK), included in accrued expenses	66
Accrued cash interest, included in accrued expenses	146

Total	$15,212

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 4 — DEBT (CONTINUED)
     As of March 31, 2008 the outstanding obligations are classified as non-current by the Company as it was repaid in full subsequent to March 31, 2008 and refinanced with senior secured convertible notes with a three year maturity (See Note 11). Accordingly the note discount related to the warrants will be written off in the second quarter of 2008 and classified as loss on debt extinguishment. As of March 31, 2008, the Company was not in compliance with a certain financial and operating covenants included in the Note agreement. As discussed in Note 11, the Facility was replaced and repaid in full upon the execution of a securities purchase agreement to sell an aggregate of $40,000 of Senior Secured Convertible Notes. Had the facility not been replaced it would have been classified as a current obligation of the Company as of March 31, 2008, if a waiver of compliance with the covenants was not obtained.
NOTE 5 — EQUITY
     During the three-month period ended March 31, 2008, the Company issued 20,000 shares of common stock through options exercised by its employees at a weighted average of $1.78 per share with the net proceeds of $36. Additionally, the Company issued 59,464 shares of common stock at a weighted average exercise price of $0.91 per share with net proceeds of $54.
NOTE 6 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the three-month period ended March 31, 2008 amounted to $186 (compared to $0 in 2007). There was minimal cash paid for income taxes for the three -month periods ended March 31, 2008 and 2007.

	2008	2007
Non-cash investing and financing activities :
Property and equipment acquisitions recorded as accounts payable	$587	$895

Loan proceeds receivable	$—	$1,275

Investments	$690	$—

Discount on long-term debt, net of tax effect	$3,056	$—

Unrealized loss on investments available for sale	$195	$—

NOTE 7 — STOCK OPTIONS
     The Company has adopted an incentive stock option plan, which authorizes the grant up to 7,170,500 options to officers and other employees. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.
     For the three-month period ended March 31, 2008, the Company recorded compensation costs for options granted under the plan amounting to $502, of which $367 was for service based option grants and $135 was for performance based option grants ($122, of which $222 was for service based option grants and $(100) was for performance based option grants for the three-month period ended March 31, 2007). During the three-month period ended March 31, 2007, Management revised its estimate for the satisfaction of certain performance requirements for meeting certain performance based milestones related to the performance options previously recorded, resulting in a decrease of expense of $142, reducing compensation costs during three-month period ended March 31, 2007.
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 7 — STOCK OPTIONS (CONTINUED)

	Three-Month Periods Ended
	March 31,	March 31,
	2008	2007
Service Based Options
Expected dividend yield	0%	0%
Expected stock price volatility	36%	34%
Risk-free interest rate	2.8%	4.6%
Expected life of options	5.7 Years	4.0 Years

	Three-Month Periods Ended
	March 31,	March 31,
	2008	2007
Performance Based Options
Expected dividend yield	0%	N/A
Expected stock price volatility	36%	N/A
Risk-free interest rate	1.8%	N/A
Expected life of options	2.8 Years	N/A
     A summary of the status of the options granted under the incentive stock option plan is presented below:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Service Based Options:
Outstanding as of December 31, 2007	3,718,036	$3.35
Granted to employees — Three-month period ended March 31, 2008	709,000	$2.68
Forfeited — Three-month period ended March 31, 2008	(104,000)	$5.70
Exercised — Three-month period ended March 31, 2008	(20,000)	$1.78

Outstanding as of March 31, 2008	4,303,036	$3.19	3.23	$1,358

Exercisable as of March 31, 2008	2,457,536	$2.33	2.66	$1,354

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Performance Based Options:
Outstanding as of December 31, 2007	1,341,375	$5.20
Granted to employees — Three-month period ended March 31, 2008	75,000	$2.40
Forfeited — Three-month period ended March 31, 2008	—	$—
Exercised — Three-month period ended March 31, 2008	—	$—

Outstanding as of March 31, 2008	1,416,375	$5.05	2.54	$—

Exercisable as of March 31, 2008	131,375	$4.25	0.50	$—

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 7 — STOCK OPTIONS (CONTINUED)
     The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2008 was $0.94 for service options and $0.47 for performance options ($1.60 and $0.00 during the three-month period ended March 31, 2007). The total intrinsic value of options exercised during the three-month period ended March 31, 2008 was $18 ($123 during the three-month period ended March 31, 2007).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Service Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,384,500	$1.56
Non-vested granted — Three-month period ended March 31, 2008	709,000	$0.94
Vested — Three-month period ended March 31, 2008	(159,000)	$1.18
Forfeited — Three-month period ended March 31, 2008	(89,000)	$1.51

Non-vested as of March 31, 2008	1,845,500	$1.27

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Performance Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,210,000	$1.22
Non-vested granted — Three-month period ended March 31, 2008	75,000	$0.47
Vested — Three-month period ended March 31, 2008	—	$—
Forfeited — Three-month period ended March 31, 2008	—	$—

Non-vested as of March 31, 2008	1,285,000	$1.18

     As of March 31, 2008, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $1,887 ($1,475 for service based options and $412 for performance based options). These costs are expected to be recognized over a weighted average period of 0.9 years (1.0 years for the service based options and 0.8 years for performance based options). The total fair value of shares vested during the three-month period ended March 31, 2008 was $188 ($133 during the three-month period ended March 31, 2007).
NOTE 8 — INCOME TAXES
     As of March 31, 2008 and December 31, 2007, the Company had net deferred income tax liabilities of approximately $417 and $0, respectively. Deferred tax liabilities as of March 31, 2008 consists of the tax effect of the difference in basis between GAAP and tax purposes for the 3,208,427 warrants issued to Laminar Direct Capital L.P. in connection with the term loan entered into in February, 2008 (See Note 4).
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. During the first quarter of 2008, the Company recognized no additional uncertain tax positions.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 9 — EARNINGS PER SHARE
     If the Company had generated earnings during the three-month period ended March 31, 2008, approximately 3,225,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 7,268,000 for the three-month period ended March 31, 2007). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.
NOTE 10 — CUSTOMER CONCENTRATION
     The Company had sales to their primary U.S. distributor amounting to $6,662 for the three-month period ended March 31, 2008, which represented 56% of revenues. The customer’s balance represented 66% of accounts receivable as of March 31, 2008.
NOTE 11 — SUBSEQUENT EVENTS
     On May 5, 2008, Minrad International, Inc. entered into a Securities Purchase Agreement with certain institutional accredited investors to sell and issue an aggregate of $40,000 in principal amount of the Company’s Senior Secured Convertible Notes (the Notes), bearing 8% interest per annum payable quarterly in cash in arrears beginning June 30, 2008.
     The Notes are convertible, at any time following their issuance, into shares of common stock of the Company, $0.01 par value per share, at an initial conversion price of $2.65 per share, subject to certain adjustments set forth therein. The Notes mature on the third anniversary of the date of issuance. Principal payments and interest due at maturity will be payable in cash. The Notes contain a registration rights provision, requiring the Company to file a registration statement with the Securities and Exchange Commission within 45 days of issuance. In addition, the Notes are secured by a lien on all assets of the Company (including a mortgage on the Company’s Bethlehem manufacturing facility). This lien is senior secured, except for those exclusions specifically listed in the Notes.
     In addition to paying placement agent and other fees related to the transaction, the Company paid $16,328 to Laminar Direct Capital L.P. which repaid in full all amounts owed by the Company to Laminar Direct Capital L.P. This payment included a prepayment penalty of $753 for early extinguishment of the facility with Laminar Direct Capital L.P. The remaining proceeds of the Notes issued in May 2008 are to be used for working capital and general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-Q and with our Form 10-KSB/A filed with the SEC on April 21, 2008.
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
Results of Operations — Three-month period ended March 31, 2008 Compared To Three-Month Period Ended March 31, 2007.
Revenue
     Revenue for the three months ended March 31, 2008 was $11.8, an increase of $8.9 million or 307% compared to the three months ended March 31, 2008. The primary driver of the change in revenue was an increase in sevoflurane revenue in the United States.
     The following table summarizes the Company’s revenues by geographical region for the first quarter of 2008 versus 2007:

(Millions)	Three months ended
Region	March 31,2008	March 31, 2007	% Change
United States	$7.0	$0.6	1067%
Europe	1.5	0.2	650%
Western Hemisphere (excluding U.S.)	1.4	1.7	(18)%
Pacific Rim	1.9	0.4	375%

Total	$11.8	$2.9	307%

Revenue increases were achieved in all regions except the Western Hemisphere. The increase in the United States region of $6.4 million accounted for 72% of the $8.9 million revenue increase for the first quarter of 2008 compared to the same period in 2007. Revenue from our primary distributor in the United States was $6.6 million in the first quarter of 2008 compared to $0.1 million in the first quarter of 2007, primarily because sevoflurane was not approved for sale in the United States until May, 2007.

     The following table summarizes the Company’s revenue by product line for the first quarter of 2008 versus 2007:

(Millions)	Three months ended,
Product Line	March 31, 2008	March 31, 2007	% Change
Sevoflurane	$8.9	$1.6	456%
Other Inhalants	2.6	1.3	100%
Total Anesthesia and Analgesia	11.5	2.9	296%
Image Guidance	0.3	NM	NM

Total	$11.8	$2.9	307%

     The increase in sevoflurane revenue of $7.3 million accounted for 82% of the $8.9 million increase in revenue for the first quarter of 2008 compared to the same period in 2007.
Gross Profit
     Gross profit for the three months ended March 31, 2008 was $4.0 million, an increase of $3.3 million or 471% compared to the three months ended March 31, 2007. The increase in gross profit resulted from increased revenue and lower costs of production achieved at the Company’s Bethlehem, Pennsylvania manufacturing facility, driven primarily by the start-up of the new independent sevoflurane production line in December, 2007. Gross margin for the first quarter was 33.5% of revenue, an increase of 1000 basis points in comparison to 23.5% for the first quarter of 2007.
Sales and Marketing Expenses (S&M):
     S&M expenses were $3.7 million or 31% of revenue for the first three months of 2008 compared to $1.9 million or 65% revenue for the three months ended March 31, 2007. The $1.8 million increase in S&M for the first quarter of 2008 was primarily related to $1.4 million for the World Congress of Anesthesia, an event held once every four years, and these expenses will not reoccur in future quarters of 2008. Excluding the latter, S&M increased $.4 million to support the $8.9 million revenue increase.
Research and Development Expenses (R&D):
     R&D expenses were $1.1 million in the first quarter ending March 31 in both 2008 and 2007. As a percent of revenue, R&D was 9% for the first quarter of 2008 compared to 36% for the first quarter of 2007.
Finance and Administrative Expenses (F&A):
     F&A expenses were $1.7 million or 15% of revenue for the three months ended March 31, 2008 compared to $1.2 million or 41% of revenue for the three months ended March 31, 2007. The $.5 million increase in 2008 related to increase in incentive compensation and stock option expenses.
Operating Loss:
     Loss from operations was $2.6 million or 22% of revenue for the first quarter of 2008 compared to $3.5 million or 119% of revenue for the same period in 2007.
Interest Expense:
     Interest expense was $0.6 million for the first quarter of 2008 and resulted from interest expense on the increase in long-term debt.
Liquidity and Capital
          Cash and cash equivalents were $.2 million at March 31, 2008 and December 31, 2007. The current ratio at March 31, 2008 was 1.98:1 compared to 0.89:1 at December 31, 2007.
          Net cash used by operating activities was $5.0 million for the first three months of 2008 compared to $3.0 million in the first three months of 2007. In the first three months of 2008, net cash was used to fund the net loss of $3.2 million and the net increase in working capital of $3.6 million offset by non cash items of $1.8 million. The net increase in working capital reflects an increase in accounts receivable due to the increase in revenue for the first quarter of 2008 while the net decrease in inventory resulted from the shipment of orders in the first quarter of 2008 that were received in the fourth quarter of 2007.

          Net cash used by investing activities was $4.0 million for the first three months of 2008 compared to proceeds of $0.2 million in the first three months of 2007. Capital expenditures in the first quarter of 2008 were $4.0 million and primarily related to the expansion of our Bethlehem, PA manufacturing facility. Of the $4.0 million in capital expenditures, $3.9 million related to capital expenditures that were completed in 2007 and paid for in the first quarter of 2008.
          Net cash provided by financing activities was $9.0 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in 2007. The increase in net cash provided from financing activities was primarily attributable to the proceeds of $15.0 million three year note entered into during the quarter with Laminar Direct Capital. L.P. reduced by the repayments of $6.0 million owed under our previous demand facilities with First Niagara Bank, which was extinguished with this payment.
          Based on our business strategy as approved by our Board of Directors, our operational plan for 2008 will be funded by both internal and external sources of cash. Our internal sources of cash will be driven by our planned improvement in operating income from increased revenue and the non reoccurrence of disruption and start — up expenses incurred in 2007 related to our new sevoflurane production line in our Bethlehem facility and a reduction in working capital to efficiently operate the business. Our capital expenditures for 2008 will be at a level sufficient to maintain our operations and complete the final work on the production line added in 2007. The timing of our planned internally generated cash flow in 2008 required the company to raise additional funds through the private or public debt or equity markets. In this regard, on May 6 , 2008 the company completed a $40.0 million private placement of senior secured notes and paid off the $15.0 million Laminar Direct Capital L.P. note. In addition, the company has the right to secure up to $10 million in a new working capital financing. We believe that the combination of internally generated cash flow, the net proceeds resulting from the private placement of senior secured notes and, if needed, the ability to establish a new working capital line will allow the company to achieve profitability and positive cash flow in 2008.
Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this quarterly report on Form 10-Q constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements.
     Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. Reference is made to the information appearing under the heading “Risk Factors” in Item 1 of our annual report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 21, 2008 (“Risk Factors”), which is incorporated herein by reference. We have identified in the Risk Factors and elsewhere in this Form 10-Q some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this quarterly report on Form 10-Q you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include those described in the Risk Factors.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.
               As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
          Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
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
          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 (the last annual Management’s Assessment of Internal Control over Financial Reporting) . In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:
•	We were ineffective in maintaining a sufficient complement of qualified accounting personnel and controls associated with segregation of duties. Currently, all aspects of our financial reporting process, are performed by a single individual with limited segregation of duties and limited secondary review, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures with the SEC. Specifically, we determined that because of the latter situation, our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documents.

•	Our documentation of accounting policies and procedures is incomplete to the level necessary to ensure accounting for transactions are accounted by the limited accounting staff in accordance with generally accepted accounting principles properly each reporting period.

•	We installed a new enterprise wide information system during 2007 that is utilized to plan and execute the business. However the accounting modules and functionality of the new system are not fully implemented or utilized by Company personnel to process transactions which have contributed to weaknesses in internal control over financial reporting.
•	We have a complex chemical production process which was not properly reflected in the accounting records captured in our enterprise wide information system at the end of 2007 and at interim reporting dates during 2007. In this regard, audit adjustments were made relating to both the quantity and value of inventory at December 31, 2007. Additional management time has been required to ensure that inventory has been properly accounted for during and at the end of each financial reporting period.
          As a result of the material weaknesses described above, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
          The annual report included on Form 10-KSB/A referred to above did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in the aforementioned annual report on Form 10-KSB/A filed with the SEC on April 21, 2008.
Plan for Remediation of Material Weaknesses.
          In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by adding qualified resources to implement, maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on (i) hiring additional qualified resources to provide for reasonable and necessary segregation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, (ii ) the issuance of accounting policies and procedures to ensure transactions are accounted for in accordance with generally accepted accounting principles (“U.S. GAAP”) and company policies (iii) consulting with third party accounting firms with the appropriate level of expertise on complex and emerging areas of U.S. GAAP.
          Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
          Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
          On February 26, 2008, Electro Chemical Engineering and Manufacturing filed a Mechanic’s lien against our Bethlehem, PA property. The amount of this claim was paid on May 7, 2008 and the lien has been terminated.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.
          Not applicable.

Item 3.	Defaults upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.

Item 5.	Other Information.
          None.

Item 6.	Exhibits and Reports on Form 8-K .
          The following exhibits are filed as part of this Quarterly Report on Form 10-Q :

Exhibit
No.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive officer of the Registrant)