Form 10-Q/A
period 2008-03-31
MINRAD INTERNATIONAL, INC.
filed 2008-05-15
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

This Quarterly Report on Form 10-Q/A is being filed solely to include language inadvertently omitted from Exhibits 31.1 and 31.2 in our original filing on May 14, 2008.

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

Date: May 15, 2008	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr., Chairman and CEO
(Duly authorized officer and chief executive officer of the Registrant)