Form 10-Q
period 2008-06-30
MINRAD INTERNATIONAL, INC.
filed 2008-08-14
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 14, 2008, there were 49,302,462 outstanding shares of the registrant’s $0.01 par value common stock.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Item 1. Financial Statements

	June 30, 2008
	(unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$7,604	$238
Investments	540	—
Accounts receivable, net	10,334	3,310
Inventories, net	8,877	12,402
Prepaid expenses and other	1,275	2,121

Total current assets	28,630	18,071

Property and equipment:
Machinery and equipment	15,542	15,169
Computers	1,482	1,471
Furniture and fixtures	919	815
Leasehold improvements	385	385
Construction in progress	8,373	7,692

	26,701	25,532
Less accumulated depreciation	4,276	2,247

Net property and equipment	22,425	23,285

Other assets, net	3,938	639

Total assets	$54,993	$41,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Demand notes payable	$—	$6,000
Accounts payable	2,221	12,983
Accrued expenses	841	1,004
Current portion of long-term debt	210	206
Current portion of deferred revenue	391	103

Total current liabilities	3,663	20,296

Long-term liabilities:
Long-term debt	41,619	1,725
Long-term deferred revenue	845	897

Total long-term liabilities	42,464	2,622

Commitments and Contingencies (Note 12)	—	—

Stockholders’ equity:
Common stock	490	487
Additional paid-in-capital	85,656	80,869
Accumulated other comprehensive loss	(150)	—
Accumulated deficit	(77,130)	(62,279)

Total stockholders’ equity	8,866	19,077

Total liabilities and stockholders’ equity	$54,993	$41,995

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three month periods ended		Six month periods ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue	$4,152	$4,304	$15,947	$7,230

Cost of goods sold	4,637	3,287	12,471	5,523

Gross profit (loss)	(485)	1,017	3,476	1,707

Operating expenses:
Sales and marketing	1,818	1,962	5,512	3,872
Research and development	917	1,386	2,026	2,447
Finance and administrative	2,102	1,097	3,824	2,293
Reserve for potential uncollectible receivable — Note 2	1,023	—	1,023	—

Total operating expenses	5,860	4,445	12,385	8,612

Operating loss	(6,345)	(3,428)	(8,909)	(6,905)

Interest expense	(1,052)	(17)	(1,681)	(20)
Interest income	40	57	45	151
Loss on early extinguishment of debt	(4,587)	—	(4,587)	—
Other income and expense	260	—	281	—

Total non-operating income (expense)	(5,339)	40	(5,942)	131

Net loss	$(11,684)	$(3,388)	$(14,851)	$(6,774)

Net Loss per share basic and diluted	$(0.24)	$(0.07)	$(0.30)	$(0.14)

Weighted average common shares outstanding basic and diluted	48,869,217	47,213,653	48,802,367	47,142,763

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2008 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Total
Balance at December 31, 2007	48,688,802	$487	$80,869	$—	$(62,279)	$19,077

Stock options exercised	20,000	—	36	—	—	36

Warrants exercised	59,464	1	53	—	—	54
Discount on long-term debt, net of tax effect	—	—	3,056	—	—	3,056
Stock based compensation	—	—	502	—	—	502
Net loss	—	—	—	—	(3,167)	(3,167)
Other comprehensive loss:
Unrealized loss on investments	—	—	—	(195)	—	(195)

Total comprehensive loss	—	—	—	—	—	(3,362)

Balance at March 31, 2008	48,768,266	$488	$84,516	$(195)	$(65,446)	$19,363

Stock options exercised	71,500	1	100	—	—	101

Warrants exercised	87,026	1	99	—	—	100

Stock based compensation	—	—	524	—	—	524

Tax effect on early extinguishment of debt	—	—	417	—	—	417

Net loss	—	—	—	—	(11,684)	(11,684)
Other comprehensive gain:
Unrealized gain on investments	—	—	—	45	—	45

Total comprehensive loss	—	—	—	—	—	(11,639)

Balance at June 30, 2008	48,926,792	$490	$85,656	$(150)	$(77,130)	$8,866

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX-MONTH PERIOD ENDED JUNE 30, 2007 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2006	47,048,240	$470	$76,513	$(43,481)	$33,502
Conversion of preferred stock and accrued dividends to common stock

Stock options exercised	45,291	1	116	—	117

Stock based compensation	—	—	122	—	122

Stock warrants exercised	—	—	—	—	—

Net loss	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	47,093,531	$471	$76,751	$(46,867)	$30,355

Stock options exercised	241,331	2	407	—	409

Stock based compensation	—	—	275	—	275

Stock warrants exercised	389,400	3	553	—	556
Net loss	—	—	—	(3,388)	(3,388)

Balance at June 30, 2007	47,724,262	$476	$77,986	$(50,255)	$28,207

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Six-month period ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(14,851)	$(6,774)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,041	478
Stock based compensation	1,026	397
Loss on debt extinguishment	4,058	—
Amortization of capitalized fees associated with long-term debt	240	—
Provision for potentially uncollectible receivables	1,243	—
Provision for inventory reserves	853	—

Change in operating assets and liabilities:
Accounts receivable	(8,266)	1,302
Inventories	2,672	(5,932)
Other assets	744	(1,502)
Accounts payable	(4,893)	1,789
Accrued and other liabilities	(617)	(548)

Net cash used by operating activities	(15,750)	(10,790)

Cash flows from investing activities:
Purchases of property and equipment	(7,037)	(6,838)
Proceeds from sale of investments	—	7,249
Acquisition of other assets, net	(136)	7

Net cash (used) provided by investing activities	(7,173)	418

Cash flows from financing activities:
Proceeds under long-term debt borrowings, net of costs	51,100	2,063
Borrowings under demand notes payable	—	3,800
Repayments under demand notes payable	(6,000)	—
Principal payments on long-term debt	(15,102)	(33)
Proceeds from options exercised	137	525
Proceeds from warrants exercised	154	555

Net cash provided by financing activities	30,289	6,910

Net increase (decrease) in cash and cash equivalents	7,366	(3,462)
Cash and cash equivalents — Beginning of period	238	4,664

Cash and cash equivalents — End of period	$7,604	$1,202

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2007 and 2006; as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB/A on April 21, 2008.
NOTE 2 — PROVISION FOR POTENTIALLY UNCOLLECTIBLE U.S. RECEIVABLE
     The Company determined the collectibility of the trade accounts receivable from the Company’s U.S. distributor is uncertain, based on facts and circumstances that became known prior to the filing of the Form 10-Q for the period ended June 30, 2008. The Company is pursuing various alternatives to realize the collectibility of this receivable in future periods. Until all efforts to realize the collectibility of the receivable are concluded, a non-cash provision for the amount of $1,023 has been recorded in the quarter ended June 30, 2008.
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 3— RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on the consolidated financial statements
     In June 2008, the FASB issued FSP EITF 03-6-1 to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method described in SFAS No. 128, “Earnings per Share.” This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculation of basic earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate a material impact on its financial statements or its computation of basic earnings per share upon adoption.
     During the quarter ended June 30, 2008, the Company adopted FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The Company has determined it to be reasonably possible, that it will be required to remit payments to the investors for failing to obtain an effective registration statement on or before August 19, 2008(see Note 12).
     During the quarter ended March 31, 2008, the Company adopted SFAS No. 130, Reporting Other Comprehensive Income, which the Company applied to the investment in common stock of a distribution partner. In accordance with SFAS No. 115, the Company recorded the receipt of the shares as an available for sale investment and reports unrealized gains or losses on the investments as part of other comprehensive income. The investment was originally recognized at $690 and a subsequent unrealized loss of $150 was recorded as of June 30, 2008 to reflect the investment at its fair value as of that date.
NOTE 4 — INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$1,478	$5,003
Work-in-progress	9,506	8,598
Finished goods	1,257	1,311
Inventory reserves	(3,364)	(2,510)

	$8,877	$12,402

NOTE 5 — DEBT
     In 2007, the Commonwealth of Pennsylvania Department of Community and Economic Development provided two loans to the Company for a maximum combined total of $2,150 (collectively, the “PA Loans”). The loans are for capital improvements at the Company’s Bethlehem, PA facility.
     The Machinery and Equipment Loan (MELF) is for a maximum total of $1,275 with a seven year term at an interest rate of 3.25%. The Pennsylvania Industrial Development Authority (PIDA) loan is for a maximum total of $875 with a fifteen year term at an interest rate of 4.75%. Interest rates on both loans are contingent based on the Company meeting certain restrictive covenants including increasing the employment levels, which the company was in compliance with at June 30, 2008. These loans are secured by a priority lien on the property and equipment located at the Bethlehem, PA facility.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 5 — DEBT (CONTINUED)
     Approximate future principle payments on the PA loans are as follows for the years ended December 31:

Year	Commitment
2008	$104
2009	214
2010	221
2011	229
2012	238
Thereafter	823

Total	$1,829

     The Company entered into a line of credit with First Niagara Bank in June, 2007 which was structured as a demand facility and provided for maximum borrowings of $5,000.
     On December 26, 2007, the Company entered into a second line of credit with First Niagara Bank for additional borrowings of $1,000. In February, 2008, both lines of credit with First Niagara Bank were repaid and the facility was terminated.
     On February 7, 2008, Minrad, Inc. entered into a term loan with Laminar Direct Capital L.P. The term loan had an aggregate principal face amount of $15,000, had a three year term and was to be used to fund general corporate expenses and working capital, and pay costs, fees and end expenses related to the transaction. The term loan accrued interest at fifteen percent per annum, 80% of which was payable in cash and 20% of which was payable in cash or interest paid-in-kind (“PIK”).
     In addition to a note evidencing the Loan, the Company issued Laminar Direct Capital L.P. warrants to purchase 3,208,427 shares of common stock. The warrants have a seven year exercise period, $2.25 exercise price, registration rights, and represent 5% of the Registrant’s fully diluted equity immediately after the closing of the transaction. The warrants were valued at $3,473, using the Black-Scholes option pricing model. These warrants were classified as a note discount, which was being amortized into interest over the life of the loan. In May 2008, in connection with the execution of the Securities Purchase Agreement described below, the Company paid $16,263 to Laminar Direct Capital L.P. in satisfaction of all amounts owed by the Company to Laminar Direct Capital L.P. This payment included a prepayment penalty of $753 for early extinguishment of the facility. Accordingly the unamortized portion of the note discount related to the warrants and all capitalized costs associated with the transaction were written off in the second quarter of 2008 and classified as loss on early extinguishment of debt.
     On May 5, 2008, Minrad International, Inc. entered into a Securities Purchase Agreement with certain institutional accredited investors to sell and issue an aggregate of $40,000 in principal amount of the Company’s Senior Secured Convertible Notes (the Notes), bearing 8% interest per annum payable quarterly in cash in arrears beginning June 30, 2008.
     The Notes are convertible, at any time following their issuance, into shares of common stock of the Company, $0.01 par value per share, at an initial conversion price of $2.65 per share, subject to certain adjustments set forth therein. The Notes mature on the third anniversary of the date of issuance. Principal payments and interest due at maturity will be payable in cash. The Notes contain a registration rights provision, requiring the Company to file a registration statement with the Securities and Exchange Commission within 45 days of issuance and to have the registration statement be made effective within 105 days of issuance. Failure to comply with the Registration Rights Agreement provisions could result in the Company being required to pay a registration delay fee of 0.033% of the face value of the Notes per day, up to a maximum of $10,000. In addition, the Notes are secured by a lien on all assets of the Company (including a mortgage on the Company’s Bethlehem manufacturing facility). This lien is senior secured, except for those exclusions specifically listed in the Notes. In addition, the Notes require compliance with certain financial and operational covenants, including but not limited to limitations on incurring indebtedness, incurring liens, restricted payments, stock repurchases, use of proceeds, and minimum EBITDA requirements for specified twelve-month periods. Upon an event of default, including non-compliance with the covenants required by the Notes, the holders of the Notes may require the Company to

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 5 — DEBT (CONTINUED)
redeem the Notes at a price equal to the greater of (i) 120% of the amount to be redeemed or (ii) an amount equal to the amount to be redeemed divided by the then applicable conversion price, multiplied by the greatest closing sale price of the Company’s stock during the period in which the default occurred. The Company was in compliance with all covenants as of June 30, 2008. The proceeds were used to repay in full all amounts owed by the Company to Laminar Direct Capital L.P., paying placement agent and other fees related to the transaction, and for working capital and general corporate purposes.
NOTE 6 — EQUITY
     During the six-month period ended June 30, 2008, the Company issued 91,500 shares of common stock through options exercised by its employees at a weighted average of $1.49 per share with the net proceeds of $137. Additionally, the Company issued 146,490 shares of common stock through the exercise of warrants at a weighted average exercise price of $1.05 per share, with net proceeds of $154.
NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the six-month period ended June 30, 2008 amounted to $1,235 (compared to $20 in 2007). There was minimal cash paid for income taxes for the six-month periods ended June 30, 2008 and 2007.

	2008	2007
Non-cash investing and financing activities :
Property and equipment acquisitions recorded as accounts payable	$103	$506

Investments	$690	$—

Unrealized loss on investments available for sale	$150	$—

Tax effect of warrants with debt extinguishment	$417	$—

NOTE 8 — STOCK OPTIONS
     The Company has adopted an incentive stock option plan, which authorizes the grant up to 11,170,500 options to officers and other employees. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.
     For the six-month period ended June 30, 2008, the Company recorded compensation costs for options granted under the plan amounting to $1,026, of which $702 was for service based option grants and $324 was for performance based option grants ($397, of which $455 was for service based option grants and $(58) was for performance based option grants for the six-month period ended June 30, 2007). During the six-month period ended June 30, 2007, Management revised its estimate for the satisfaction of certain performance requirements for meeting certain performance based milestones related to the performance options previously recorded, resulting in a decrease of expense of $142, reducing compensation costs during six-month period ended June 30, 2007.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 8 — STOCK OPTIONS (CONTINUED)
     Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

	Six-Month Periods Ended
	June 30,	June 30,
	2008	2007
Service Based Options
Expected dividend yield	0%	0%
Expected stock price volatility	36%	34%
Risk-free interest rate	3.2%	4.7%
Expected life of options	5.9 Years	3.7 Years

	Six-Month Periods Ended
	June 30,	June 30,
	2008	2007
Performance Based Options
Expected dividend yield	0%	N/A
Expected stock price volatility	36%	N/A
Risk-free interest rate	3.1%	N/A
Expected life of options	4.9 Years	N/A
     A summary of the status of the options granted under the incentive stock option plan is presented below:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Service Based Options:
Outstanding as of December 31, 2007	3,718,036	$3.35
Granted to employees — Six-month period ended June 30, 2008	1,971,500	$2.48
Forfeited — Six-month period ended June 30, 2008	(502,000)	$4.49
Exercised — Six-month period ended June 30, 2008	(91,500)	$1.49

Outstanding as of June 30, 2008	5,096,036	$2.93	3.62	$803

Exercisable as of June 30, 2008	2,555,036	$2.62	2.37	$798

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Performance Based Options:
Outstanding as of December 31, 2007	1,341,375	$5.20
Granted to employees — Six-month period ended June 30, 2008	1,228,750	$2.43
Forfeited — Six-month period ended June 30, 2008	(35,000)	$4.43
Exercised — Six-month period ended June 30, 2008	—	$—

Outstanding as of June 30, 2008	2,535,125	$3.87	3.47	$1

Exercisable as of June 30, 2008	136,375	$4.18	0.42	$—

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 8 — STOCK OPTIONS (CONTINUED)
     The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2008 was $0.73 for service options and $0.46 for performance options ($1.57 and $0.00 during the six-month period ended June 30, 2007). The total intrinsic value of options exercised during the six-month period ended June 30, 2008 was $72 ($1,169 during the six-month period ended June 30, 2007).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Service Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,384,500	$1.56
Non-vested granted — Six-month period ended June 30, 2008	1,971,500	$0.73
Vested — Six-month period ended June 30, 2008	(385,000)	$1.31
Forfeited — Six-month period ended June 30, 2008	(430,000)	$1.38

Non-vested as of June 30, 2008	2,541,000	$0.99

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Performance Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,210,000	$1.22
Non-vested granted — Six-month period ended June 30, 2008	1,228,750	$0.46
Vested — Six-month period ended June 30, 2008	(5,000)	$0.84
Forfeited — Six-month period ended June 30, 2008	(35,000)	$1.11

Non-vested as of June 30, 2008	2,398,750	$0.83

     As of June 30, 2008, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $2,108 ($1,455 for service based options and $653 for performance based options). These costs are expected to be recognized over a weighted average period of 0.9 years (0.9 years for the service based options and 0.9 years for performance based options). The total fair value of shares vested during the six-month period ended June 30, 2008 was $509 ($271 during the six-month period ended June 30, 2007).
NOTE 9 — INCOME TAXES
     As of March 31, 2008 the Company had net deferred income tax liabilities of approximately $417 which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the 3,208,427 warrants issued to Laminar Direct Capital L.P. in connection with the term loan entered into in February, 2008. During the second quarter of 2008, deferred tax liabilities of $417 relating to the warrants were reversed in connection with the extinguishment of the term loan with Laminar Direct Capital L.P (See Note 5).
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. During the six-month period ended June 30, 2008, the Company recognized no additional uncertain tax positions.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 10 — EARNINGS PER SHARE
     If the Company had generated earnings during the six-month period ended June 30, 2008, approximately 17,929,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 7,359,000 for the six-month period ended June 30, 2007). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period as well as common shares issuable in the event holders of the Senior Secured Convertible Notes were to convert the notes into shares of the Company’s common stock. The proceeds of the exercise of options and warrants are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding while the Notes are assumed to be converted under the if-converted method.
NOTE 11 — CUSTOMER CONCENTRATION
     The Company had sales to their primary U.S. distributor amounting to $7,784 for the six-month period ended June 30, 2008, which represented 49% of revenue. The customer’s gross receivable represents 72% of accounts receivable as of June 30, 2008. A portion of the U.S. receivable has been reserved as potentially uncollectible as of June 30, 2008 (see Note 2).
NOTE 12 —COMMITMENTS AND CONTINGENCIES
     In June, 2008, the Company’s Bethlehem, Pennsylvania manufacturing plant experienced equipment damage and downtime caused by a burst disc in a Sevoflurane reactor. Repair to the equipment as well as lost product in the reactor is covered by property damage insurance. The actual repair costs incurred and inventory loss for the product in the reactor at the time of the incident, less applicable deductibles, has been classified as insurance proceeds receivable in the financial statements as of June 30, 2008. Additionally, there will be a business interruption claim to recover the lost profits and unabsorbed overheads related to the outage, less a per day deductable. A claim is expected to be filed in the third quarter, 2008. The Company expects to record the gain for the business interruption portion of the insurance proceeds, if any, at the time of final claim settlement.
     As part of the senior secured convertible notes agreement contains a registration rights provision that requires the Company to file a registration statement with the Securities and Exchange Commission within 45 days of issuance, which the Company has complied with. Because the additional registration statement was subject to a full review by the SEC, the additional share registration must be declared effective by the Commission on or before August 19, 2008 or the note holders will be entitled to relief for damages. The Company will be required to pay $13 for each day delay, up to a maximum of $10,000.
     In accordance with FSP 00-19-2, the contingent liability has been measured in accordance with the criteria in FASB Statement No. 5, and has been determined to be reasonably possible, therefore not accrued but disclosed in the financial statements. In the event that the effectiveness of the registration statement does not occur by August 19, 2008, the Company believes the damages would likely be less than $600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview:
          The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-Q and with our Form 10-KSB/A filed with the SEC on April 21, 2008.
Company Background
          We operate an interventional pain management business with three focus areas: (1) anesthesia and analgesia, (2) real-time image guidance, and (3) conscious sedation. Our products are sold on a global basis. In our anesthesia and analgesia business we are currently engaged in the manufacture and sale of generic inhalation anesthetics that are primarily used for human and veterinary surgical interventions. Our real-time image guidance business is focused on the commercialization and sale of the SabreSource TM System and the accompanying Light Sabre TM disposable procedure instruments. These products have multiple applications in orthopedics, neurosurgery, interventional radiology and anesthesia. We also are developing a drug / drug delivery system for conscious sedation, which, similar to nitrous oxide used in dental surgery, provides a patient with pain relief without loss of consciousness.
Results of Operations
          Summarized selected financial data for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30				Six Months ended June 30
				%				%
	2008	2007	Change	Change	2008	2007	Change	Change
				(In millions, except per share amount)
Revenue	4.2	4.3	(0.1)	-4%	15.9	7.2	8.7	121%

Gross profit	(0.5)	1.0	(1.5)	-148%	3.5	1.7	1.8	104%

Operating expenses	5.8	4.4	1.4	32%	12.4	8.6	3.8	44%

Operating loss	(6.3)	(3.4)	(2.9)	85%	(8.9)	(6.9)	(2.0)	29%
Non-operating income/ expense	(5.4)	0.0	(5.4)	NA	(6.0)	0.1	(6.1)	NA

Net loss	(11.7)	(3.4)	(8.3)	245%	(14.9)	(6.8)	(8.1)	119%

Net loss per share	(0.24)	(0.07)	(0.17)		(0.30)	(0.14)	(0.16)

Gross profit as % of revenue	-12%	24%	-36%	points	22%	24%	-2%	points
Operating expense as % of revenue	141%	103%	38%	points	78%	119%	-41%	points
Operating loss a % of revenue	-153%	-80%	-73%	points	-56%	-96%	40%	points
Net loss as % of revenue	-282%	-79%	-203%	points	-93%	-94%	1%	points
Revenue:
          Revenue for the second quarter, 2008 declined by $0.1 million, a 4% decline versus second quarter, 2007. Revenue for the six months ended June 30, 2008 grew $8.7 million or 121% over revenue for the comparable period in 2007.

          The following table contains geographic revenue for the second quarter and the six months ended 2008 and 2007:

(Millions)	Three months ended
Region	June 30, 2008	June 30, 2007	% Change
United States	$1.4	$1.0	37%
Europe	0.5	0.4	47%
Western Hemisphere	1.1	2.6	-59%
Pacific Rim	1.2	0.3	260%

Total	$4.2	$4.3	-4%

(Millions)	Six months ended
Region	June 30, 2008	June 30, 2007	% Change
United States	$8.4	$1.6	420%
Europe	2.0	0.5	290%
Western Hemisphere	2.4	4.3	-44%
Pacific Rim	3.1	0.8	295%

Total	$15.9	$7.2	121%

          Revenue increased in the second quarter, 2008 versus the same period in 2007 in all geographies except Western Hemisphere, where strong Western Hemisphere revenue second quarter, 2007 created a challenging year-on-year comparison for the region. For the six-month period ended June 30, 2008, growth was strong in all regions except Western Hemisphere, driven by very significant growth that occurred during the first quarter, 2008. In particular, U.S. revenue grew significantly versus 2007, where approval to sell sevoflurane did not occur until May, 2007. U.S. revenue accounted for 53% of total six-month revenue in 2008, versus 22% of total revenue in the comparable period last year.
          The following table summarizes the Company’s revenue by product line for the second quarter and the first six months of 2008 versus 2007:

(Millions)	Three months ended,
Product Line	June 30, 2008	June 30, 2007	% Change
Sevoflurane	$2.7	$3.2	-13%
Other Inhalants	1.4	1.0	29%

Total Anesthesia and Analgesia	4.1	4.2	-3%
Image Guidance	0.1	0.1	- 28%

Total	$4.2	$4.3	-4%

(Millions)	Six months ended,
Product Line	June 30, 2008	June 30, 2007	% Change
Sevoflurane	$11.7	$4.8	145%
Other Inhalants	3.9	2.3	68%

Total Anesthesia and Analgesia	15.6	7.1	120%
Image Guidance	0.3	0.1	165%

Total	$15.9	$7.2	121%

          The 4% decline in second quarter, 2008 revenue versus the same period in 2007 was driven by the shortfall in the sevoflurane product line, due to product availability in the second quarter, 2008 (as discussed in the gross profit section of this MD&A). The decline in sevoflurane was partially offset by growth in other inhalants during the second quarter. The 121% increase in revenue for the six months ended June 30 was driven by growth across all product lines. Sevoflurane growth for the six-month period ended June 30, 2008 was a result of strong performance of this product line in the first quarter. The $6.9 million sevoflurane increase accounted for 79% of the revenue growth for the first six months, 2008.

Gross Profit:
          Gross profit grew 104% for the six months ended June 30, 2008. A strong first quarter performance, made possible by the start-up of the new independent sevoflurane production line in December, 2007 was the primary growth driver for gross profit in the six-month period ended June 30, 2008. However, in the second quarter, sevoflurane production, and therefore revenue, was significantly constrained by several factors. Early in the second quarter, 2008, there was a planned shutdown for cleanout of process equipment at our Bethlehem, PA facility. Also early in the quarter, due to the inability to obtain raw materials because of funding constraints, production was limited. In early June, when raw materials became available, an equipment breakdown in a sevoflurane reactor caused equipment damage and loss of production capacity, primarily in the sevoflurane production area. The low production capacity utilization drove unfavorable manufacturing variances in the second quarter and was a contributing factor in the gross profit decline of 148% and decline in the gross profit rate of 3600 basis points versus the prior year. By the end of second quarter, the facility returned to normal operations.
          Gross profit for the second quarter was also unfavorably impacted by inventory write downs at the Orchard Park, New York facility, primarily for consumable inventory nearing its expiration date and write downs for Image Guidance devices that now are considered obsolete.
Operating Expenses:
          Operating expenses for the quarter ended June 30, 2008 increased by $1.4 million, or 32%, versus second quarter, 2007. $1.0 million of the increase is due to establishing a non-cash reserve for the accounts receivable due from the Company’s U.S. distributor, as discussed in Note 2 to the financial statements. Finance and administration costs increased $1.0 million, while sales and marketing costs and research and development costs decreased by $0.1 million and $0.5 million respectively. Finance and administration cost growth of $1.0 million, which was a 92% increase, was driven by higher stock option expense, bad debt expense on international receivables and increased salary expense and severance costs versus the prior year. The sales and marketing decrease represented a 7% decline versus the prior year, primarily due to lower sales commission expenses. The research and development cost decline of $0.5 million, or 34%, was made possible by several actions. The completion of several projects, reductions in spending in non-core areas and transfer of resources to address other priorities within the company drove decreased spending. Partially offsetting the research and development cost reductions was $0.1 million increased investment in the conscious sedation project.
          For the first six months of 2008, operating expenses increased $3.8 million, or 44%, versus the comparable period of 2007. The $3.8 million increase was comprised of the $1.0 million increase due to establishing a non-cash reserve for potentially uncollectible receivable due from the Company’s U.S. distributor as previously discussed, $1.7 million sales and marketing and $1.5 million finance and administration increases, less a $0.4 million decrease in research and development spending. The sales and marketing expense growth of $1.7 million or 42% was driven by a $1.5 million expenditure for the World Congress of Anesthesia meeting, a once every four year event, and additional $0.2 million freight expense due to increased volume and air shipment of product. The $1.5 million finance and administration expense growth, which was an increase of 67%, was driven by higher incentive compensation versus the same period last year, as well as the other factors previously disclosed in the quarter discussion. Research and development cost reductions of 17% versus the prior year, or $0.4 million all occurred in the second quarter as discussed above, with the first quarter, 2008 costs being roughly comparable to the same period, 2007.
Operating Loss:
          Loss from operations was $6.3 million for the second quarter, 2008 versus $3.4 million in 2007 for the same period, driven largely by the gross profit shortfall and the non-cash U.S. distributor receivable provision. The loss from operations for the six-month period ended June 30, 2008 was $8.9 million versus $6.9 million loss in the comparable period last year.
Non-operating income/expense:
          Non-operating expense was $5.4 million for the second quarter, 2008 as compared to minimal non-operating income or expense in the same period prior year. The non-operating expense includes $1.1 million interest expense, $4.6 million loss on early extinguishment of debt, less interest income and other income of $0.3 million. Interest expense of $1.1 million consists primarily of interest on two long term debt arrangements in place for portions of the period. The Laminar Direct Capital L.P. term loan was put in place in February and was extinguished on May 9, 2008. Senior secured convertible notes were issued on May 5, 2008. Interest expense during the second quarter from these two arrangements totaled $1.0 million. The remaining interest related to two development loans with the Commonwealth of Pennsylvania. The loss on early extinguishment of debt was due to the retirement of the Laminar note prior to maturity. Included in this charge are a 5% redemption fee of $0.8 million, the write-off of the unamortized balance of warrant expense of $3.2 million and unamortized loan fees of $0.6 million. Remaining other income of $0.3 million includes primarily income on the receipt of shares of common stock of RxElite in consideration for extended payment terms.
          Non-operating expense for the six-month period ending June 30, 2008 was $6.0 million as compared to net non-operating income of $0.1 million in the comparable 2007 period. Of the increase in expense of $6.1 million, $5.3 million related to the second quarter, which was discussed in the previous paragraph. The balance of the increase, which is $0.8 million increase in the first quarter, 2008 was driven by $0.6 million of additional interest due to the Laminar debt, the Commonwealth of Pennsylvania development loans and a demand facility with First Niagara Bank extinguished early in 2008.
Liquidity and Capital:
          Cash and cash equivalents were $7.6 million at June 30, 2008, as compared to cash and cash equivalents at December 31, 2007 of $0.2 million, resulting in an increase in cash and equivalents of $7.4 million in the six-month period ended June, 2008. The current ratio, which was 0.9: 1 at December 31, 2007 and 2.0:1 at March 31, 2008, improved to 7.8:1 on June 30, 2008.
          The following table contains information on our cash flow for six months ended June 30, 2008 and 2007:

	Six months ended June 30
	2008	2007
Net Cash used by Operating Activities	(15.7)	(10.8)

Net Cash provided (used) by Investing Activities	(7.2)	0.4

Net cash provided by Financing Activities	30.3	6.9

Net Increase (Decrease) in cash and cash equivalents	7.4	(3.5)

          Net cash used by operating activities was $15.7 million for the first six months of 2008 compared to $10.8 million in the first six months of 2007. In 2008, cash was used to fund the $14.9 million loss, offset by non-cash items of $9.5 million, including the reserve for a potentially uncollectible receivable from a U.S. distributor discussed in footnote 2 to the financial statements. Cash was also used to fund working capital of $10.3 million. The net increase in working capital reflects $8.3 million increase in gross accounts receivable and $2.7 million decrease in inventory. It includes the conversion of high year end levels of raw materials into finished goods, and ultimately into accounts receivable. Accounts payable decreased by $4.9 million, as available cash was used to pay down amounts owed to vendors, reaching current status with most major vendors. Changes in other assets and liabilities also resulted in a $0.2 million increase in cash.
          Net cash used by investing activities was $7.2 million in the first six months of 2008, as compared to net cash provided by investing activities of $0.4 million in the equivalent period last year. In the first six months of 2008, cash was used primarily to pay vendors and contractors for the expansion of our Bethlehem, Pennsylvania sevoflurane capacity and construction of a tank farm at the facility that took place primarily in 2007.
          Net cash provided by financing activities was $30.3 million for the six months ended June 30, 2008, as compared to $6.9 million for the same period last year. For the six-month period ended June 30, 2008, the net activity was the issuance of $40.0 million of senior secured notes on May 5, 2008, providing $36.7 million of new funding after fees associated with the issuance. The company repaid $6 million owed under a demand note with First Niagara Bank, which was outstanding at December 31, 2007. Additionally in the first six months of 2008, the company entered into a $15 million three-year note early in the 1st quarter with Laminar Direct Capital, L.P., which was subsequently extinguished on May 9, 2008 after the issuance of the senior secured notes.

          Based on our business strategy as approved by our Board of Directors, our operational plan for 2008 will be funded by both internal and external sources of cash. Our primary external source of cash was the $40.0 million private placement of senior secured notes which occurred in May of 2008. Our internal sources of cash will be driven by our planned improvement in operating income, gross profit generated by increased sales and production and efficient working capital management. In the event that the U.S. distributor receivable is not collected, (see Note 2 to the financial statements), we will need to seek other sources of cash flow in either the public or private debt or equity markets.

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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
          Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.
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
          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 (the last annual Management’s Assessment of Internal Control over Financial Reporting). In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Plan for Remediation of Material Weaknesses.
          In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by adding qualified resources to implement maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on (i) hiring additional qualified resources to provide for reasonable and necessary segregation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, (ii ) the issuance of accounting policies and procedures to ensure transactions are accounted for in accordance with generally accepted accounting principles (“U.S. GAAP”) and company policies (iii) consulting with third party accounting firms with the appropriate level of expertise on complex and emerging areas of U.S. GAAP.
          Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting.
          While we still believe the material weaknesses identified at year end still exist, there has been some progress in several areas. Several key management changes in the quarter were made which will improve internal controls over financial reporting. Our new Chief Financial Officer, who joined the company on March 3, 2008, has been in place throughout the entire quarter. Additionally, a new President and Chief Operating Officer also has been named, effective April 1, 2008. A new Controller and Chief Accounting Officer has joined the company and a new Treasurer named, both effective June 16, 2008. With these changes, there has been a redefinition of roles and a better segregation of duties between the Controller and Treasurer. Additionally, controls over cash management have been strengthened within the period. There have been improvements in the review over the financial reporting process and improved segregation of duties, although not for the entire quarter and not to the desired levels.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings .
          Not applicable
Item 2. Unregistered Sales of Securities and Use of Proceeds.
          Not applicable.
Item 3. Defaults upon Senior Securities.
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          We held our annual meeting of shareholders on May 14, 2008. The purpose of that meeting and the voting results were as follows:
1.	To elect 8 directors to hold office for a term of one year. Each of our directors were re-elected. The vote was as follows:

	FOR	AGAINST	% FOR ELECTION
Burns	35,910,942	155,204	73.6%
DiGiacinto	36,017,748	48,398	73.9%
Donaldson	36,012,977	53,169	73.8%
Farley	36,019,138	47,008	73.9%
Hopper	35,509,252	556,894	72.8%
Lifeso	35,507,599	558,547	72.8%
Stanley	35,508,552	557,594	72.8%
Zbar	35,932,936	133,210	73.7%

2.	To amend the 2004 Stock Option Plan to increase the aggregate number of shares of common stock that may be issued by 4,000,000 shares:

		BROKER
FOR	AGAINST	NON VOTE	ABSTAIN
17,891,231	3,936,645	14,194,653	43,617
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

Date: August 14, 2008	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr.,
Chairman and CEO (Duly authorized officer and chief executive officer of the Registrant)