Form 10-Q
period 2008-09-30
MINRAD INTERNATIONAL, INC.
filed 2008-11-14
CIK 1121225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32666
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
Yes ☐     No ☑
As of November 14, 2008, there were 49,302,462 outstanding shares of the registrant’s $0.01 par value common stock.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Item 1. Financial Statements

	September 30, 2008
	(unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,742	$238
Investments	165	—
Accounts receivable, net (Note 3)	8,172	3,310
Inventories, net	8,867	12,402
Prepaid expenses and other	1,135	2,121

Total current assets	21,081	18,071

Property and equipment:
Machinery and equipment	15,700	15,169
Computers	1,506	1,471
Furniture and fixtures	919	815
Leasehold improvements	385	385
Construction in progress	8,599	7,692

	27,109	25,532

Less accumulated depreciation	5,302	2,247

Net property and equipment	21,807	23,285

Other assets, net	3,698	639

Total assets	$46,586	$41,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Demand notes payable	$—	$6,000
Accounts payable	3,076	12,983
Accrued expenses	2,599	1,004
Current portion of long-term debt	212	206
Current portion of deferred revenue	103	103

Total current liabilities	5,990	20,296

Long-term liabilities:
Long-term debt	41,566	1,725
Long-term deferred revenue	818	897

Total long-term liabilities	42,384	2,622

Commitments and Contingencies (Note 13)	—	—

Stockholders’ equity (deficit):
Common stock	493	487
Additional paid-in-capital	85,654	80,869
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(87,899)	(62,279)

Total stockholders’ equity (deficit)	(1,788)	19,077

Total liabilities and stockholders’ equity (deficit)	$46,586	$41,995

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three month periods ended		Nine month periods ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$7,086	$2,691	$23,033	$9,921

Cost of goods sold	7,670	3,286	20,140	8,809

Gross profit (loss)	(584)	(595)	2,893	1,112

Operating expenses:
Sales and marketing	1,711	2,144	7,223	6,016
Research and development	734	1,590	2,760	4,037
Finance and administrative	1,900	842	5,507	3,135
Reserve for potentially uncollectible receivables — Note 3	4,545	—	5,785	—

Total operating expenses	8,890	4,576	21,275	13,188

Operating loss	(9,474)	(5,171)	(18,382)	(12,076)

Interest expense	(899)	(98)	(2,580)	(118)
Interest income	42	9	87	160
Loss on early extinguishment of debt	—	—	(4,587)	—
Other income and expense	(438)	—	(158)	—

Total non-operating income (expense)	(1,295)	(89)	(7,238)	42

Net loss	$(10,769)	$(5,260)	$(25,620)	$(12,034)

Net Loss per share basic and diluted	$(0.22)	$(0.11)	$(0.52)	$(0.25)

Weighted average common shares outstanding basic and diluted	49,179,961	47,876,457	48,929,150	47,390,015

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Total
Balance at December 31, 2007	48,688,802	$487	$80,869	$—	$(62,279)	$19,077

Stock options exercised	20,000	—	36	—	—	36

Warrants exercised	59,464	1	53	—	—	54
Discount on long-term debt, net of tax effect	—	—	3,056	—	—	3,056
Stock based compensation	—	—	502	—	—	502
Net loss	—	—	—	—	(3,167)	(3,167)
Other comprehensive gain (loss):
Unrealized loss on investments	—	—	—	(195)	—	(195)

Total comprehensive loss	—	—	—	(195)	(3,167)	(3,362)

Balance at March 31, 2008	48,768,266	$488	$84,516	$(195)	$(65,446)	$19,363

Stock options exercised	71,500	1	100	—	—	101
Warrants exercised	87,026	1	99	—	—	100
Stock based compensation	—	—	524	—	—	524
Tax effect on early extinguishment of debt	—	—	417	—	—	417
Net loss	—	—	—	—	(11,684)	(11,684)
Other comprehensive gain (loss):
Unrealized gain on investments	—	—	—	45	—	45

Total comprehensive gain (loss)	—	—	—	45	(11,684)	(11,639)

Balance at June 30, 2008	48,926,792	$490	$85,656	$(150)	$(77,130)	$8,866
Stock options exercised	—	—	—	—	—	—
Warrants exercised	375,670	3	(3)	—	—	—
Stock based compensation	—	—	1	—	—	1
Net loss	—	—	—	—	(10,769)	(10,769)
Other comprehensive gain (loss):
Foreign currency translation				(36)		(36)
Unrealized loss on investments				(375)		(375)
Reclassification of cumulative loss on investments to realized	—	—	—	525	—	525

Total comprehensive gain (loss)	—	—	—	114	(10,769)	(10,655)

Balance at September 30, 2008	49,302,462	$493	$85,654	$(36)	$(87,899)	$(1,788)

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2006	47,048,240	$470	$76,513	$(43,481)	$33,502
Stock options exercised	45,291	1	116	—	117
Stock based compensation	—	—	122	—	122
Stock warrants exercised	—	—	—	—	—
Net loss	—	—	—	(3,386)	(3,386)

Balance at March 31, 2007	47,093,531	$471	$76,751	$(46,867)	$30,355

Stock options exercised	241,331	2	407	—	409
Stock based compensation	—	—	275	—	275
Stock warrants exercised	389,400	3	553	—	556
Net loss	—	—	—	(3,388)	(3,388)

Balance at June 30, 2007	47,724,262	$476	$77,986	$(50,255)	$28,207

Stock options exercised	79,559	1	192	—	193
Stock based compensation	—	—	268	—	268
Stock warrants exercised	196,164	2	145	—	147
Net loss	—	—	—	(5,260)	(5,260)

Balance at September 30, 2007	47,999,985	$479	$78,591	$(55,515)	$23,555

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Nine-month period ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(25,620)	$(12,034)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,072	747
Stock based compensation	1,027	665
Loss on debt extinguishment	4,058	—
Amortization of capitalized fees associated with long-term debt	526	—
Provision for potentially uncollectible receivables	5,787	—
Provision for inventory reserves, net	(587)	—
Realized loss on investments-other than temporary decline in market value	525
Change in operating assets and liabilities:
Accounts receivable	(10,649)	7,255
Inventories	4,122	(9,816)
Prepaid expenses and other assets	(114)	(130)
Accounts payable	(4,191)	3,921
Accrued expenses and other liabilities	1,791	(584)

Net cash used by operating activities	(20,253)	(9,976)

Cash flows from investing activities:
Purchases of property and equipment	(7,292)	(9,360)
Proceeds from sale of investments	—	7,249
Acquisition of other assets, net	(143)	(161)

Net cash used by investing activities	(7,435)	(2,272)

Cash flows from financing activities:
Proceeds under long-term debt borrowings, net of costs	51,055	2,063
Borrowings under demand notes payable	—	4,300
Repayments under demand notes payable	(6,000)	—
Principal payments on long-term debt	(15,154)	(83)
Proceeds from options exercised	137	719
Proceeds from warrants exercised	154	703

Net cash provided by financing activities	30,192	7,702

Net increase (decrease) in cash and cash equivalents	2,504	(4,546)
Cash and cash equivalents — Beginning of period	238	4,664

Cash and cash equivalents — End of period	$2,742	$118

See accompanying notes.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying consolidated financial statements of Minrad International, Inc. and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s consolidated financial statements and footnotes as of December 31, 2007 and 2006; as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB/A on April 21, 2008.
NOTE 2 —FINANCIAL CONDITION
     The Company has generated substantial operating losses since inception. Additionally, the Company has been unable to generate positive cash flow from operating activities. No assurance can be provided that it shall be able to do so in the future. The Company has been seeking and is continuing to explore alternatives to secure funds from external sources to continue operations, but cannot provide assurances that such funds will be available. Without the infusion of funds from external sources or introduction of a strategic alternative, the Company will not be able to continue operations beyond the end of calendar year 2008. The accompanying unaudited interim financial statements as of September 30, 2008 do not reflect any adjustments that may be necessary in the event the Company is unsuccessful in its efforts to secure funds from external sources.
NOTE 3 — RESERVE FOR POTENTIALLY UNCOLLECTIBLE RECEIVABLES
     In the second quarter, 2008, the Company established a $1,023 non-cash provision for a potentially uncollectible receivable from its U.S. distributor. As of third quarter, 2008, the remainder of the account became past due, and the provision was increased to reserve the full exposure relating to this receivable. On September 10, 2008 the Company notified the customer it will no longer serve as exclusive U.S. distributor under the Exclusive Manufacturing and Distribution Agreement dated June 9, 2004 and will now be a non-exclusive distributor of certain Minrad products. The Company is pursuing various alternatives to realize the collectibility of the total receivable in future periods. In addition, the Company reserved an additional amount of $245 for international receivable exposures. In total, the provision for potentially uncollectible receivables totaled $5,787 at September 30, 2008.
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
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
     During the quarter ended June 30, 2008, the Company adopted FSP 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The Company was required to remit payments to the holders of its Senior Secured Convertible Notes for failing to obtain an effective registration statement on or before August 19, 2008. The third quarter, 2008 financial statements include a $200 penalty relating to this matter.
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

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.
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
     During the quarter ended March 31, 2008, the Company adopted SFAS No. 130, “Reporting Other Comprehensive Income”, which the Company applied to the investment in common stock of a distribution partner and to an investment in a subsidiary company. In accordance with SFAS No. 115, the Company recorded the acquisition of investments with readily determinable fair value as an available for sale investment and reported unrealized gains or losses on the investments as part of other comprehensive income. The investment was originally recognized at $690 and a subsequent unrealized loss of $525 was recorded as of September 30, 2008 to reflect the investment at its fair value as of that date. During the quarter ended September 30, 2008, the Company determined the decline in fair value of the shares to be other-than-temporary and accordingly realized the loss on the investment, which is recorded as other expense. Further, in accordance with SFAS No. 52, “Foreign Currency Translation”, the Company recorded translation adjustments of $36 as part of other comprehensive income.
     In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157. ” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS 157, FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.
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
NOTE 5 — INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$1,139	$5,003
Work-in-progress	8,317	8,598
Finished goods	1,334	1,311
Inventory reserves	(1,923)	(2,510)

Inventory — net	$8,867	$12,402

NOTE 6 — DEBT
     In 2007, the Commonwealth of Pennsylvania Department of Community and Economic Development provided two loans to the Company for a maximum combined total of $2,150 (collectively, the “PA Loans”). The loans are for capital improvements at the Company’s Bethlehem, PA facility.
     The Machinery and Equipment Loan (MELF) is for a maximum total of $1,275 with a seven year term at an interest rate of 3.25%. The Pennsylvania Industrial Development Authority (PIDA) loan is for a maximum total of $875 with a fifteen year term at an interest rate of 4.75%. Interest rates on both loans are contingent based on the Company meeting certain restrictive covenants including increasing employment levels, which the Company was in compliance with at September 30,2008.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 6 — DEBT (CONTINUED)
These loans are secured by a priority lien on the property and equipment located at the Bethlehem, PA facility.
     Approximate future principle payments on the PA loans are as follows for the years ended December 31:

Year	Commitment
2008	$53
2009	214
2010	221
2011	229
2012	238
Thereafter	823

Total	$1,778

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
     In addition to a note evidencing the loan, the Company issued Laminar Direct Capital L.P. warrants to purchase 3,208,427 shares of common stock. The warrants have a seven year exercise period, $2.25 exercise price, registration rights, and represented 5% of the Company’s fully diluted equity immediately after the closing of the transaction. The warrants were valued at $3,473, using the Black-Scholes option pricing model. These warrants were classified as a note discount, which was being amortized into interest over the life of the loan. In May 2008, in connection with the execution of the Securities Purchase Agreement described below, the Company paid $16,263 to Laminar Direct Capital L.P. in satisfaction of all amounts owed by the Company to Laminar Direct Capital L.P. This payment included a prepayment penalty of $753 for early extinguishment of the facility. Accordingly the unamortized portion of the note discount related to the warrants and all capitalized costs associated with the transaction were written off in the second quarter of 2008 and classified as loss on early extinguishment of debt.
     On May 5, 2008, Minrad International, Inc. entered into a Securities Purchase Agreement with certain institutional accredited investors to sell and issue an aggregate of $40,000 in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”), bearing 8% interest per annum payable quarterly in cash in arrears beginning June 30, 2008, and maturing on May 5, 2011. Costs related to the Notes amounted to $3,408 have been capitalized, included in other assets, and are being amortized over the term of the Notes.
     The Notes are convertible, at any time following their issuance, into shares of common stock of the Company, $0.01 par value per share, at an initial conversion price of $2.65 per share, subject to certain adjustments set forth therein. Principal payments and interest due at maturity will be payable in cash. The Notes are secured by a lien on all assets of the Company (including a mortgage on the Company’s Bethlehem manufacturing facility). This lien is senior secured, except for those exclusions specifically listed in the Notes. The Notes contain a registration rights provision, requiring the Company to file a registration statement with the Securities and Exchange Commission within 45 days of issuance and to have the registration statement be made effective within 105 days of issuance. The Company was unable to make the registration statement effective within the 105 days required per the agreement, and thus paid a $200 registration delay fee, which was 0.033% of the face value of the Notes for the days until effectiveness was achieved. To comply with the registration rights provision, an additional registration statement must be filed with the Securities and Exchange Commission prior to March 3, 2009, or the Company will incur additional registration delay fees as described previously. The Notes also require compliance with certain financial and operational covenants, including but not limited to limitations on incurring indebtedness, incurring liens, restricted payments, stock repurchases, use of proceeds, and minimum EBITDA requirements for specified twelve-month periods. Upon an event of default, including non-compliance with the

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 6 — DEBT (CONTINUED)
covenants required by the Notes, the holders of the Notes may require the Company to redeem the Notes at a price equal to the greater of (i) 120% of the amount to be redeemed or (ii) an amount equal to the amount to be redeemed divided by the then applicable conversion price, multiplied by the greatest closing sale price of the Company’s stock during the period in which the default occurred. The Company was in compliance with all applicable covenants as of September 30, 2008. There is no assurance that the covenants will be met in future periods. The proceeds of the Notes were used to repay in full all amounts owed by the Company to Laminar Direct Capital L.P., pay placement agent and other fees related to the transaction, and were used for working capital and general corporate purposes.
NOTE 7— EQUITY
     During the nine-month period ended September 30, 2008, the Company issued 91,500 shares of common stock through options exercised by its employees at a weighted average of $1.49 per share with the net proceeds of $137. The Company issued 146,490 shares of common stock through the exercise of warrants at a weighted average exercise price of $1.05 per share, with net proceeds of $154. Additionally, 850,500 warrants were exercised on a cashless basis resulting in the issuance of 375,760 shares of common stock.
NOTE 8— SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest during the nine-month period ended September 30, 2008 amounted to $1,262 (compared to $118 in 2007). There was minimal cash paid for income taxes for the nine-month periods ended September 30, 2008 and 2007.

	2008	2007
Non-cash investing and financing activities :
Property and equipment acquisitions recorded as accounts payable	$255	$3,215

Cashless exercise of warrants	$3	$1

Acquisition of investments	$690	$—

NOTE 9 — STOCK OPTIONS
     The Company has adopted an incentive stock option plan, which authorizes the grant of up to 11,170,500 options to officers and other employees. The options may be exercised in specific increments usually beginning one or two years after the date of grant, and generally expire two to five years from their respective vesting dates or earlier if employment is terminated.
     For the nine-month period ended September 30, 2008, the Company recorded compensation costs for options granted under the plan amounting to $1,027, of which $1,147 was for service based option grants and $(120) was for performance based option grants (as compared to amounts for the nine-month period ended September 30, 2007 of $665, of which $871 was for service based option grants and $(206) was for performance based option grants). During the nine-month period ended September 30, 2008, management revised its estimate of the likelihood of meeting certain performance based milestones previously considered probable and included in stock based compensation, reducing compensation expense by $445. Management has valued the options at their date of grant utilizing the Black Scholes Option Pricing Model. The following weighted-average assumptions were utilized in the fair value calculation:

	Nine-Month Periods Ended
	September 30,	September 30,
	2008	2007
Service Based Options
Expected dividend yield	0%	0%
Expected stock price volatility	36%	34%
Risk-free interest rate	3.2%	4.7%
Expected life of options	6.0 Years	3.6 Years

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 9— STOCK OPTIONS (CONTINUED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2008	2007
Performance Based Options
Expected dividend yield	0%	N/A
Expected stock price volatility	36%	N/A
Risk-free interest rate	3.1%	N/A
Expected life of options	4.9 Years	N/A
     A summary of the status of the options granted under the incentive stock option plan is presented below:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Service Based Options:
Outstanding as of December 31, 2007	3,718,036	$3.35
Granted to employees — Nine-month period ended September 30, 2008	2,345,500	$2.36
Forfeited — Nine-month period ended September 30, 2008	(581,000)	$4.45
Exercised — Nine-month period ended September 30, 2008	(91,500)	$1.49

Outstanding as of September 30, 2008	5,391,036	$2.83	3.56	$4

Exercisable as of September 30, 2008	2,779,536	$2.74	2.12	$—

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Subject To	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Performance Based Options:
Outstanding as of December 31, 2007	1,341,375	$5.20
Granted to employees — Nine-month period ended September 30, 2008	1,278,750	$2.40
Forfeited — Nine-month period ended September 30, 2008	(166,375)	$4.29
Exercised — Nine-month period ended September 30, 2008	—	$—

Outstanding as of September 30, 2008	2,453,750	$3.80	3.44	$—

Exercisable as of September 30, 2008	—	$—	—	$—

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 9— STOCK OPTIONS (CONTINUED)
     The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2008 was $0.73 for service options and $0.46 for performance options ($1.55 and $0.00 during the nine-month period ended September 30, 2007). The total intrinsic value of options exercised during the nine-month period ended September 30, 2008 was $72 ($1,380 during the nine-month period ended September 30, 2007).
     The following table summarizes the status of the Company’s non-vested options under the incentive stock option plan:

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Service Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,384,500	$1.56
Non-vested granted — Nine-month period ended September 30, 2008	2,335,500	$0.74
Vested — Nine-month period ended September 30, 2008	(644,000)	$1.34
Forfeited — Nine-month period ended September 30, 2008	(464,500)	$1.51

Non-vested as of September 30, 2008	2,611,500	$0.88

	Number of
	Non-vested	Weighted
	Shares Subject To	Average Grant-
Performance Based Options:	Options	Date Fair Value
Non-vested as of December 31, 2007	1,210,000	$1.22
Non-vested granted — Nine-month period ended September 30, 2008	1,278,750	$0.46
Vested — Nine-month period ended September 30, 2008	—	$—
Forfeited — Nine-month period ended September 30, 2008	(35,000)	$1.11

Non-vested as of September 30, 2008	2,453,750	$0.83

     As of September 30, 2008, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $1,272 ($1,252 for service based options and $20 for performance based options). These costs are expected to be recognized over a weighted average period of 0.8 years (0.8 years for the service based options and 0.3 years for performance based options). The total fair value of shares vested during the nine-month period ended September 30, 2008 was $865 (as compared to $624 during the nine-month period ended September 30, 2007).
NOTE 10— INCOME TAXES
     As of March 31, 2008, the Company had net deferred income tax liabilities of approximately $417 which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the 3,208,427 warrants issued to Laminar Direct Capital L.P. in connection with the term loan entered into in February, 2008. During the second quarter of 2008, deferred tax liabilities of $417 relating to the warrants were reversed in connection with the extinguishment of the term loan with Laminar Direct Capital L.P (See Note 6).
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. During the nine-month period ended September 30, 2008, the Company recognized no additional uncertain tax positions.

MINRAD INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NOTE 11 — EARNINGS PER SHARE
     If the Company had generated earnings during the nine-month period ended September 30, 2008, approximately 17,356,000 common stock equivalent shares would have been added to the weighted average shares outstanding (approximately 6,955,000 for the nine-month period ended September 30, 2007). These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period as well as common shares issuable in the event holders of the Senior Secured Convertible Notes were to convert the notes into shares of the Company’s common stock. The proceeds of the exercise of options and warrants are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding while the Notes are assumed to be converted under the if-converted method.
NOTE 12 — CUSTOMER CONCENTRATION
     Revenue from a U.S. distributor amounted to $5,524 for the nine-month period ended September 30, 2008, which represented 24% of revenue. In the third quarter, 2008, there were no shipments to the U.S. distributor. Two international customers represented 15% and 12% of revenue for the nine-month period ended September 30, 2008, compared with revenue in the same period in 2007 of 1% and 29% respectively.
     The receivable amount for the U.S. distributor has been fully reserved (See Note 3). The receivable for the two international customers represented 43% and 8% of receivables as of September 30, 2008.
NOTE 13 —COMMITMENTS AND CONTINGENCIES
     In June, 2008, the Company’s Bethlehem, Pennsylvania manufacturing plant experienced equipment damage and downtime caused by a burst disc in a sevoflurane reactor. Repair to the equipment as well as lost product in the reactor is covered by property damage insurance. An insurance proceeds receivable of $297 remains on the books as of September 30, 2008, pending final settlement of the claim.
     Additionally, a business interruption claim to recover the lost profits and unabsorbed overheads is expected to be filed in the fourth quarter, 2008. The Company expects to record any gain for the business interruption portion of the insurance proceeds at the time of final claim settlement.
     A capital project to achieve compliance with Pennsylvania Department of Environmental Protection regulations for the treatment of sevoflurane process exhaust is underway and will cost approximately $3,400.

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
Results of Operations
     Summarized selected financial data for the three and nine months ended September 30, 2008 and 2007

	Three months ended September 30				Nine Months ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(In $ millions, except per share amounts)

Revenue	7.1	2.7	4.4	163%	23.0	9.9	13.1	132%
Gross profit (loss)	(0.6)	(0.6)	0.0	-2%	2.9	1.1	1.8	160%
Operating expenses	8.9	4.6	4.3	94%	21.3	13.2	8.1	61%
Operating loss	(9.5)	(5.2)	(4.3)	83%	(18.4)	(12.1)	(6.3)	52%
Non-operating income (expense)	(1.3)	(0.1)	(1.2)	NA	(7.2)	0.1	(7.3)	NA
Net loss	(10.8)	(5.3)	(5.5)	105%	(25.6)	(12.0)	(13.6)	113%
Net loss per share	(0.22)	(0.11)	(0.11)		(0.52)	(0.25)	(0.27)

Gross profit (loss) as % of revenue	-8%	-22%	14%		13%	11%	2%
Operating expense as % of revenue	125%	170%	-45%		92%	133%	-41%
Operating loss as % of revenue	134%	192%	58%		80%	122%	42%
Net loss as % of revenue	152%	195%	43%		111%	121%	10%
Revenue:
     Shipments for the third quarter, 2008 increased by $6.7 million, a 247% increase versus the third quarter, 2007. Shipments for the nine months ended September 30, 2008 grew $15.4 million or 155% versus the comparable period in 2007. Revenue growth for the third quarter, 2008 was $4.4 million, and includes a $2.3 million revenue reduction for product that was obtained from our U.S. distributor, consumed into the manufacture of new product and subsequently shipped to International customers.
     The following table contains geographic revenue for the three-month and the nine-month period ended September 30, 2008 and 2007:

($ Millions)	Three months ended September 30
Region	2008	2007	Change	% Change
United States	(1.8)	1.3	(3.1)	-240%
Europe	3.4	0.1	3.3	3579%
Western Hemisphere	3.9	0.9	3.0	326%
Pacific Rim	1.6	0.4	1.2	295%

Total revenue	7.1	2.7	4.4	163%

($ Millions)	Nine months ended September 30
Region	2008	2007	Change	% Change
United States	6.5	2.9	3.6	125%
Europe	5.5	0.6	4.9	802%
Western Hemisphere	6.3	5.2	1.1	21%
Pacific Rim	4.7	1.2	3.5	296%

Total revenue	23.0	9.9	13.1	132%

     Revenue increased significantly in the third quarter, 2008 versus the same period in 2007 in all geographies except the United States. New registrations as well as tenders won in key geographies drove the increases in International revenue. There were no sales to our U.S. distributor in the third quarter, 2008 and U.S. revenue was further reduced by the $2.3 million purchase as discussed previously.
     For the nine-month period ended September 30, 2008, growth was strong and represents positive sequential growth in all international regions.
     The following table summarizes the Company’s revenue by product line for the three-month and the nine-month period ended September 30, 2008 and 2007:

($ Millions)	Three months ended September 30
Product Line	2008	2007	Change	% Change
Sevoflurane	5.0	1.4	3.6	252%
Other Inhalants	2.1	1.1	1.0	86%

Total Anesthesia and Analgesia	7.1	2.5	4.6	179%
Image Guidance	0.0	0.2	(0.2)	-82%

Total revenue	7.1	2.7	4.4	163%

($ Millions)	Nine months ended September 30
Product Line	2008	2007	Change	% Change
Sevoflurane	16.7	6.2	10.5	170%
Other Inhalants	5.9	3.4	2.5	74%

Total Anesthesia and Analgesia	22.6	9.6	13.0	135%
Image Guidance	0.4	0.3	0.1	34%

Total revenue	23.0	9.9	13.1	132%

     The 163% growth in third quarter, 2008 revenue versus the same period in 2007 was driven by increases in sevoflurane revenue and, to a lesser extent, increases in isoflurane. Sevoflurane revenue included a $2.3 million reduction for product that was purchased from our U.S. distributor, as discussed previously. Growth in both product lines was made possible by the completion of the dedicated sevoflurane production line in December, 2007. Prior to that date, productive capacity was limited to one line shared between the sevoflurane and isoflurane product lines. Year to date revenue growth of 132% was also due to significant increases in sevoflurane revenue, net of the purchase, which was driven by the plant expansion. Revenue was especially strong in the first quarter of 2008 immediately following the start-up of the new sevoflurane line.
Gross Profit (Loss):
          Gross profit (loss) was essentially flat in the third quarter, 2008 versus third quarter, 2007, despite revenue growth of 163%. Gross margin was a loss of $0.6 million in both years, resulting in a gross margin rate of negative 8% in 2008 versus negative 22% in the same period last year. Contributing factors to the negative gross margin in third quarter, 2008 were the return and reprocessing of the distributor material, unfavorable customer and product mix, and increased inventory write-downs versus the prior year. Included in the inventory write-downs in third quarter, 2008 were increases in the Image Guidance inventory reserve of $0.5 million and revaluations of anesthesia inventory of $0.9 million.

     For the nine months ended September 30, 2008, gross profit grew $1.8 million versus the same period last year. While the gross profit rate improved to 13% compared to last year’s rate of 11%, the expected improvements from the new sevoflurane line have not been achieved in the first nine months of 2008 due to start-up shakedown periods, other production interruptions and the inability to obtain raw materials on a consistent basis.
Operating Expenses:
     Operating expenses for the quarter ended September 30, 2008 increased by $4.3 million, or 94%, versus third quarter, 2007. Included in third quarter, 2008 operating expense is a $4.5 million non-cash charge for potentially uncollectible accounts receivable due from the Company’s U.S. distributor, as discussed in Note 3 to the financial statements. Excluding the non-cash charge, operating expenses declined from the same period in 2007 by $0.2 million, or 4%. Sales and Marketing expenses in the third quarter, 2008 declined from 2007 by $0.4 million or 20%, driven by lower compensation costs. Research and development costs were down $0.9 million or 54%, also due to $0.3 million lower compensation costs, with the remaining reductions in out-of-pocket expenditures. The completion of several projects, reductions in spending in non-core areas and transfer of resources to address other priorities within the Company drove decreased spending. Finance and administrative costs increased $1.1 million or 126% in third quarter, 2008 versus the same period in 2007 due to $0.3 million of prepaid loan fee amortization, higher insurance costs due to coverage increases, increased compensation due to management structure changes, and higher legal and accounting fees.
     For the first nine months of 2008, operating expenses increased $8.1 million, or 61%, versus the comparable period of 2007. The increase includes $5.8 million due to the non-cash reserve for potentially uncollectible receivables, as previously discussed. Sales and marketing expense growth of $1.2 million or 20% was driven by a $1.5 million expenditure for the World Congress of Anesthesia meeting in the first quarter, 2008, a once every four year event, partially offset by lower compensation expense. Finance and administration expenses grew $2.4 million in 2008 versus the same period last year due to $0.5 million of prepaid loan fee amortization, higher compensation costs and increased insurance, legal and accounting fees as discussed above. Lower compensation and out-of-pocket expenditures drove reduced research and development costs of $1.3 million in the first nine months of 2008 versus 2007, as discussed previously.
Operating Loss:
     Loss from operations was $9.5 million for the third quarter, 2008 versus $5.2 million in 2007 for the same period, with the increase driven largely by the provision for potentially uncollectible receivables. The loss from operations for the nine-month period ended September 30, 2008 was $18.4 million versus $12.1 million loss in the comparable period last year.
Non-operating income/expense:
     Non-operating expense was $1.3 million for the third quarter, 2008 compared to $0.1 expense in the same period last year. The non-operating expense includes $0.9 million interest expense, of which $0.8 million was interest on the senior secured convertible notes entered into on May 5, 2008. The senior convertible notes agreement contains a registration rights provision that if the registration of additional shares is not declared effective by the SEC before August 20, 2008, a penalty will be assessed. Non-operating expense in the third quarter, 2008 also includes a $0.2 million penalty, as the registration was not effective until September 3, 2008 due to a full review by the Securities and Exchange Commission. Also included in the net non-operating expense for the quarter is a $0.5 million reclassification of unrealized loss on the valuation of securities previously reported within comprehensive income, to a realized loss due to a determination that it is now an other-than-temporary decline in value.
     Non-operating expense for the nine-month period ending September 30, 2008 was $7.2 million compared to minimal non-operating income or loss in the comparable 2007 period. Of the expense increase of $7.2 million, a loss on early extinguishment of debt accounted for $4.6 million. The loss on early extinguishment of debt was due to the retirement of a Laminar Direct Capital L.P. term loan, which was entered into in February, 2008 and was extinguished on May 9, 2008, prior to maturity. Included in this charge is a 5% redemption fee of $0.8 million, a write-off of the unamortized balance of warrant expense of $3.2 million and unamortized loan fees of $0.6 million. In addition to the early extinguishment charge, non-operating expense includes interest expense of $2.6 million, of which $0.9 million is interest paid on the Laminar debt, $1.3 million paid on the senior secured notes, with the balance interest paid on the Commonwealth of Pennsylvania development loans, a demand facility with First Niagara Bank extinguished early in 2008, customer discounts and interest paid to vendors.

Liquidity and Capital:
     Cash and cash equivalents were $2.7 million at September 30, 2008, compared to the balance at December 31, 2007 of $0.2 million, resulting in an increase in cash and equivalents of $2.5 million in the nine-month period ended September, 2008. The current ratio, which was 0.9: 1 at December 31, 2007, improved to 3.5:1 on September 30, 2008.
     The following table contains information on our cash flow for nine months ended September 30, 2008 and 2007:

	Nine months ended September 30
($ Millions)	2008	2007
Net Cash used by Operating Activities	(20.3)	(10.0)
Net Cash used by Investing Activities	(7.4)	(2.3)
Net cash provided by Financing Activities	30.2	7.7

Net Increase (Decrease) in cash and cash equivalents	2.5	(4.6)

     Net cash used by operating activities was $20.3 million for the first nine months of 2008 compared to $10.0 million in the first nine months of 2007. In 2008, cash was used to fund the $25.6 million loss, offset by non-cash items of $14.4 million. Included are the non-cash loss on debt extinguishment of $4.1 million and the reserve for a potentially uncollectible receivable from a U.S. distributor of $5.8 million, as discussed in Note 3 to the financial statements. Cash was also used to fund working capital of $9.0 million. The net increase in working capital reflects $10.6 million increase in gross accounts receivables and a $4.1 million decrease in inventory. It includes the conversion of high year end levels of raw materials into finished goods, and ultimately into accounts receivable. Accounts payable decreased by $4.2 million, as available cash was used to pay down amounts owed to vendors. Changes in other assets and liabilities resulted in a $1.7 million increase in cash.
     Net cash used by investing activities was $7.4 million in the first nine months of 2008, as compared to net cash used by investing activities of $2.3 million in the equivalent period last year. In the first nine months of 2008, cash was used primarily to pay vendors and contractors for the expansion of our Bethlehem, Pennsylvania sevoflurane capacity and construction of a tank farm at the facility that took place primarily in 2007.
     Net cash provided by financing activities was $30.2 million for the nine months ended September 30, 2008, as compared to $7.7 million for the same period last year. For the nine-month period ended September 30, 2008, the net activity was the issuance of $40.0 million of senior secured notes on May 5, 2008, providing $36.7 million of new funding after fees associated with the issuance. The company repaid $6 million owed under a demand note with First Niagara Bank, which was outstanding at December 31, 2007. Additionally in the first nine months of 2008, the company entered into a $15 million three-year note early in the first quarter with Laminar Direct Capital, L.P., which was subsequently extinguished on May 9, 2008, after the issuance of the senior secured notes.
     The Company has generated substantial operating losses since inception. Additionally, the Company has unable to generate positive cash flow from operating activities. We cannot provide assurances that it shall be able to do so in the future. The Company has been seeking and is continuing to explore alternatives to secure funds from external sources to continue operations, but cannot provide assurances that such funds will be available. Without the infusion of funds from external sources or introduction and completion of a strategic alternative, the Company will not be able to continue operations beyond the end of calendar year 2008.
     The Board of Directors retained the services of Barclays Capital as of May 28, 2008 on an exclusive basis for the purpose of advising the Company with respect to strategic alternatives. Management provides no assurance that the conduct of this process will result in a transaction. The Company does not currently intend to disclose developments regarding the exploration of strategic alternatives unless and until it’s Board of Directors have approved a specific transaction.

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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.
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
Plan for Remediation of Material Weaknesses.
     In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, plans to improve our control environment and to remedy the identified material weaknesses by adding qualified resources to implement maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on (i) hiring full time or securing on a third party contract basis additional qualified resources to provide for reasonable and necessary segregation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, (ii ) the implementation of accounting policies and procedures to ensure transactions are accounted for in accordance with generally accepted accounting principles (“U.S. GAAP”) and company policies (iii) consulting with third party accounting firms with the appropriate level of expertise on complex and emerging areas of U.S. GAAP.
     Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.
     We believe we have made a number of significant changes to improve internal controls. In addition to the key management changes discussed in our second quarter 10Q and the improved segregation of duties and redefinition of roles, we have upgraded controls over the financial reporting process. Our procedures now include one-over-one journal entry approvals, routine reconciliation of all balance sheet accounts and improvements in our standard costing and inventory valuation procedures. In addition, we have improved our controls over cash management by implementing enhanced approval processes over disbursements and have increased focus on credit approvals and cash collections. While we believe these changes enhance our control environment and controls over financial reporting, we have not yet completed our annual assessment of the effectiveness of our internal control over financial reporting. We are therefore not in a position to conclude whether the previously reported material weaknesses have been remediated.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 22, 2008, a legal proceeding was filed in the Court of Common Pleas in Northampton County, Pennsylvania. The plaintiff, Trident Engineering, Inc. has filed against Minrad, Inc for non-payment of engineering fees for the tank farm and sevoflurane line extension in the amount of $327 thousand. Minrad, Inc has contested the claim.
     On July 17, 2008, we received a notice of violation from the Pennsylvania Department of Environmental Protection relating to the operation of the sevoflurane process exhausted to a control device not approved by the Department. A response to the violation was filed, including a detailed explanation of why the violation occurred and a corrective action plan, including completion of a capital project for approximately $3.4 million, as disclosed in Note 13.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     On August 28, 2008, there was a special shareholders meeting to approve the issuance of shares upon the conversion of the 8% Senior Convertible Notes. A quorum was present, and a majority of those present was required for approval. The Vote was as follows:

	For	Against	Abstain	Total Present
Total Votes	26,908,915	636,845	58,068	27,603,828
Percentage of those present	97%	2%	0%	100%
Item 5. Other Information.
     On November 13, 2008, the executive committee of the Board of Directors amended the Company’s Management Incentive and Retention Plan (MIRP). In the event of a Transaction, the size of the MIRP incentive pool would be calculated as 2% of the total transaction value (without first subtracting the amount required to retire long-term debt obligations). Other aspects of the MIRP remain the same.
Item 6. Exhibits and Reports on Form 8-K.
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

Date: November 14, 2008	MINRAD INTERNATIONAL, INC.
	By:	/s/ William H. Burns, Jr.
William H. Burns, Jr.,
Chairman and CEO (Duly authorized officer and chief executive officer of the Registrant)